Form 10-K
period 2013-12-31
Gramercy Property Trust Inc.
filed 2014-03-17
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            . to            .

Commission File No. 1-32248

GRAMERCY PROPERTY TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	06-1722127
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

521 5th Avenue, 30th Floor, New York, NY 10175

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of March 14, 2014, there were 71,409,485 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (55,372,672 shares) at June 30, 2013, was $249,177,024. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $4.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders expected to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY PROPERTY TRUST INC.
FORM 10-K

10-K PART AND ITEM NO.

i

Part I

ITEM 1.	BUSINESS

General

Gramercy Property Trust Inc., or the “Company” or “Gramercy,” is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages for third-parties, including our Bank of America Portfolio joint venture, commercial real estate assets.

Gramercy was founded in 2004 as a specialty finance Real Estate Investment Trust, or REIT, focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our board of directors announced a repositioning of Gramercy as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and changed our ticker symbol to “GPT” on the New York Stock Exchange.

As of December 31, 2013, we owned interests (either directly or through a joint venture) in 107 properties containing an aggregate of approximately 7.8 million rentable square feet.

Company Repositioning Milestones

We have achieved a number of important milestones since our board of directors elected to reposition our company as a REIT focused on acquiring and managing income producing net leased properties, including:

Sold Specialty Finance Business/Assets and Reduced Costs

•	In March 2013, we sold our collateral management and sub-special servicing contracts for our three Collateralized Debt Obligations, or CDOs, disposed of certain non-core legacy assets and exited the commercial real estate finance business; and,
•	We downsized our New York City headquarters office, closed one satellite property management office, reduced employee headcount, rebid our professional consulting and insurance contracts and reduced annual run rate management, general and administrative expenses, or MG&A expenses.

Raised Capital and Repaid Accrued Preferred Stock Dividends

•	In September 2013, we entered into a $100.0 million senior secured credit facility which was increased to $150.0 million in February 2014;
•	In October 2013, we issued and sold 11.5 million shares of our common stock in a private placement at a price of $4.11 per share, resulting in total net proceeds to us of approximately $45.5 million; and,
•	In December 2013, our board of directors declared, and in January 2014 we paid in full, the accrued and unpaid dividends on our Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, and began the timely payment of the quarterly preferred dividends beginning with the dividend due January 15, 2014, positioning us to re-commence dividends on our common stock.

Assembled a High-Quality Net Leased Portfolio

As of December 31, 2013, we owned, directly or through joint ventures, a portfolio that consists of 107 industrial, office and specialty properties totaling approximately 7.8 million square feet. As of December 31, 2013, our portfolio has the following characteristics:

•	99.1% occupancy;
•	a weighted average remaining lease term of 11.7 years (based on annualized base rent);
•	53.5% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on annualized base rent);

•	Industrial portfolio comprised of 4.2 million aggregate rentable square feet with an average base rent per square foot of $5.33;
•	Office portfolio comprised of 3.4 million aggregate rentable square feet with an average base rent per square foot of $9.53 (including the properties we own through joint ventures);
•	Specialty asset portfolio of three improved sites comprised of 186 acres of land and 256 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot and a rental car company; and
•	Top five tenants by annualized base rent include: Bank of America, N.A. or Bank of America, guaranteed by Bank of America Corp. (31%); Adesa Texas, Inc., guaranteed by KAR Holdings, Inc. (11%); EF Transit, Inc., guaranteed by Monarch Beverage Co., Inc. (6%); AMCOR Rigid Plastics USA, Inc., guaranteed by Amcor Limited (6%); and Preferred Freezer Services of Hialeah, LLC, guaranteed by Preferred Freezer Services, LLC (5%). Our lease with Preferred Freezer Services of Hialeah, LLC starts upon completion of construction of the facility currently expected in the second quarter of 2014.

Optimized Asset Management Business

•	We executed or extended asset management contracts with third-party property owners, including our joint venture partners, resulting in an aggregate of $1.4 billion in assets under management at December 31, 2013;
•	During the year ended December 31, 2013, we generated $40.9 million in asset management revenue, including the collection of a $12.0 million out-performance fee (pre-tax) under our asset management agreement with an affiliate of KBS Real Estate Investment Trust, Inc., or KBS.

Recent Developments

In January 2014, we paid in full the accrued and unpaid dividends on our Series A Preferred Stock and began the timely payment of the quarterly preferred dividends beginning with the dividend due January 15, 2014.

In February 2014, we acquired a 115 thousand square foot industrial property located in Des Plaines, Illinois, for a purchase price of approximately $6.3 million. The property is leased to one tenant through October 2025. In connection with the acquisition, we assumed a $2.7 million mortgage loan that matures in October 2020 and bears a fixed interest rate of 5.25%.

In February 2014, we exercised and the lenders approved the accordion feature to increase our $100.0 million senior credit facility to $150.0 million.

In March 2014, we announced that we will resume payment of a dividend to our common stockholders after a hiatus of more than five years. Our board of directors declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. We also announced that our board of directors declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

Corporate Structure

We were formed in April 2004 as a Maryland corporation and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our operating partnership, GPT Property Trust LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our third party asset management business primarily through a wholly-owned TRS. The chart below summarizes the organizational structure of our entities as of December 31, 2013:

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish, TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Unless the context requires otherwise, all references to “Gramercy,” “the Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Our Investment Strategy

We seek to acquire and manage a diversified portfolio of high quality net leased properties that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We expect that these properties generally will be leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for all property related expenses such as real estate taxes, insurance, and repair and maintenance costs. We believe this lease structure provides an owner cash flows over the term of the lease that are more stable and predictable than other forms of leases, and minimizes the ongoing capital expenditures often required with other property types.

We approach the net leased market as a value investor, looking to identify and acquire net leased properties that we believe offer attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties, where we believe attractive investment opportunities currently exist. We focus on acquiring assets in major markets where strong demographic and economic growth offer, in our view, a higher probability of producing long term rent growth and/or capital appreciation. Our goal is to grow our existing portfolio and become a pre-eminent owner of net leased commercial industrial and office properties in the United States.

We believe that within the net leased industry, industrial and office investments offer a fundamentally different opportunity from the market for net leased retail assets. Industrial and office assets tend to be heterogeneous, and valuation is frequently influenced by local real estate market conditions and tenant preferences. In our view, the skillset required to properly underwrite industrial and office assets is specific to those assets and can be used to drive significant investment outperformance. We also believe that well-located industrial and office assets are better positioned to experience rent growth and asset price appreciation than single tenant retail assets in an inflationary environment.

Focus on Industrial Properties

Our strategy is to focus primarily on industrial properties and to pursue office properties on a more opportunistic basis. We believe industrial properties offer the most compelling risk adjusted returns in the net leased marketplace today. In our experience, industrial assets have more stable tenancy and a more direct and critical relationship to the tenant’s underlying operations. Industrial assets also have lower carrying costs when vacant, lower re-leasing costs to replace tenants and lower ongoing capital requirements during the period of ownership.

In our experience, net leased office — and specifically single tenant suburban office properties — can have contract rents that become very difficult to replicate at lease renewal. In addition, single tenant office properties can be difficult and costly to re-tenant and reconfigure as multi-tenant buildings. Office space also tends to be more generic, with weak links to the underlying operations making tenant switching costs very low for the tenants. We intend to pursue opportunistic net leased office transactions where we believe property specific factors and characteristics mitigate the above-referenced risks and the transaction offers compelling returns.

We do not plan to focus on net leased retail assets. We believe that there are many large, well-capitalized net leased REITs that currently focus on retail assets and we believe that the market for these assets is currently the most competitive within the overall net leased marketplace. In addition, retail leases typically have minimal rent increases, and many renewal options at fixed rents, which gives the tenant much of the benefit of any market or rent appreciation through an increase in the leasehold value of the asset. If specific opportunities arise or market conditions warrant, we may revisit this approach to net leased retail assets in the future.

Focus on Real Estate Fundamentals

We have observed that the net leased investing marketplace has evolved from a primarily credit-focused strategy with bond type net leased structures, very long lease terms, and bargain renewal options to one in which net leased investors face many of the same operational and market risks as other real estate investors. For this reason, we believe that real estate underwriting is an important aspect of our investment process. We believe that traditional real estate fundamentals will be the primary driver of investment performance in the net leased market for the foreseeable future, in contrast to the past practices where long lease terms and tenant credit quality were the primary drivers.

Target Industrial and Office Facilities

Target Markets with Attractive Characteristics — We plan to concentrate our investment activity in select target markets with the following characteristics: high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long term rent growth and/or capital appreciation. As of December 31, 2013, approximately 85% of our portfolio (based on purchase price) is located in our target markets (based on purchase price).

Properties with Competitive Rents to Market — We target properties with contract rents that are at or below rents that are available in the market for similar properties as a way to reduce the volatility of cash flows that can occur upon the expiration of a lease. We specifically target properties where rents have been rolled down, post-financial crisis.

Properties with Long Lease Terms — We generally target properties that have between 5 and 20 years of non-cancelable lease terms. We believe that longer lease terms provide more stable cash flows, are less susceptible to changes in market conditions and require less capital expenditure to maintain tenancy.

Core Properties Acquired at Above Market Yields Due to Some Market Inefficiency — We seek opportunities to acquire core properties at attractive prices due to a mispricing of credit or real estate risk, or a misunderstanding of the nature of the investment that may limit the competitive environment.

Complex Legacy Net Leased Portfolios — We seek opportunities to acquire legacy net leased portfolios that through asset sales, lease restructurings and other value-add activities can be transformed into high quality net leased portfolios.

Target Mission Critical Non-Traditional Net Leased Properties

We target specialized properties that fall outside many traditional institutional investor parameters, but offer unique utility to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. Examples of specialized properties include cross-dock truck terminals, cold storage facilities, parking facilities, air-freight facilities, steel distribution facilities, properties with high parking requirements and other mission critical facilities. We purchase specialized corporate real estate if we believe the property is critical to the ongoing operations of the tenant and the profitable continuation of its business. We believe that the profitability of the operations and the relative difficulty in replicating or moving operations reflect the importance of the property to the tenant’s business.

Target Transactions Where We Have a Competitive Advantage

Individual Properties — We seek to acquire individual properties having a purchase price between $5 million and $30 million. We target properties of this size because we find in the current environment that there is less competition from larger institutions who generally look for larger properties and larger portfolios. We have an asset management team of significant scale that has significant experience negotiating, underwriting and acquiring these types of properties, which we believe gives us a competitive advantage over many local and regional investors that typically compete for these acquisitions.

Sale Leasebacks — We believe our management team is among the most experienced and well known in the sale and leaseback industry, with long-standing contacts and reputations among bankers, advisors and private equity firms. We believe that we can source and effectively compete on sale and leaseback transactions and believe that there will be an increasing number of such opportunities due to still extensive holdings of commercial real estate on corporate balance sheets, financial metrics which discourage such ownership and the relative attractiveness of the capital that we and others in the sale and leaseback industry can offer.

Build-to-Suits — Our management team has extensive experience in build-to-suit transactions whereby we provide construction funding for a property that we ultimately acquire. In a build-to-suit transaction, we generally pre-lease all or substantially all of the property to a single tenant under a long-term lease. We believe there is less competition for such investments due to investors’ relative lack of experience with such investments, the difficulties in obtaining inexpensive asset level financing and a lack of a mandate to make such investments.

Portfolios — We believe there may be opportunities to purchase portfolios of properties from existing owners who are either investor owners or corporations that occupy their properties. We believe that we will have the opportunity to purchase portfolios in exchange for cash, our common stock, units of limited partnership interest in the Operating Partnership or a combination thereof. The market for large portfolios is currently very competitive with many well-capitalized buyers actively bidding for these portfolios and we expect this market to remain competitive for the foreseeable future.

Target Investments that Maximize Growth Potential

Opportunities to Extend Leases through Expansions or Capital Investments — We focus on net leased investment properties where, in our view, there is the potential to invest incremental capital to accommodate a tenant’s business, extend lease terms and increase the value of a property. We believe these opportunities can generate attractive returns due to the nature of the relationship between the landlord and tenant.

Assets with Cycle-Low Rent Levels — We focus on industrial and office properties with rents that we believe are competitive with market rents. These rents have typically resulted in a lease-up of vacant space or a lease renewal completed following the financial crisis. We believe that the net leased marketplace does not properly differentiate and price these properties and that these investment opportunities can generate growth in income and residual value over time as the U.S. economy improves.

Long-term Appreciation Opportunities — We believe there are opportunities to acquire properties with longer term leases that provide current cash flow for the term of the lease and that, if correctly identified, have the potential upon lease expiration for a higher and better use that may provide capital appreciation over the long-run.

Focus on Risk Management

Underwrite and Structure Investments to Protect Downside and Preserve Cash Flows — We seek to invest in properties that have steady, predictable cash flow through: (a) long term, well-structured leases, (b) high leasehold value for tenants and (c) a high likelihood of renewal. We further seek to protect our investment by purchasing properties at prices at or below estimated replacement cost.

Utilize Portfolio Diversification — We seek to diversify our portfolio by property type, tenant credit, geography and tenant industry. As of December 31, 2013, our largest tenant was Bank of America, N.A., which accounted for approximately 31% of our annualized base rent revenue as of December 31, 2013. As we grow, we expect to further diversify our portfolio.

Utilize Moderate Leverage — We will target moderate consolidated leverage across our entire company of debt to market capitalization of approximately 50% to 55% through a combination of mortgage debt and corporate-level debt. We aspire to be an unsecured borrower; however, until we reach sufficient scale to obtain that goal, we will utilize a mix of secured debt and entity level borrowings.

Actively Manage the Portfolio to Maximize Tenant Retention and Minimize Vacancy — We believe there are opportunities within our portfolio to extend lease terms through property expansions or tenant improvement investments funded by us.

Leases

The following provides information regarding the various lease structures (including our lease with Preferred Freezer Services of Hialeah, LLC, which starts upon completion of construction of the facility currently expected in the second quarter of 2014) that we utilize in our operations.

Triple net lease.  In our triple net leases, the tenant is responsible for all aspects of and costs related to the property and its operation during the lease term. The landlord may have responsibility under the lease to perform or pay for certain capital repairs or replacements to the roof, structure or certain building systems, such as heating and air conditioning and fire suppression. In some instances the tenant may reimburse the landlord for capital repairs or replacements on an amortized basis. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. Substantially all of our wholly owned industrial and specialty asset properties are leased pursuant to triple net leases.

Modified gross lease.  In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. Bank of America leases the Bank of America Portfolio properties pursuant to a modified gross lease.

Gross lease.  In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2013, gross leases in our portfolio represented approximately 1.0% of our total contractual base rent.

Escalations/Renewals.  The properties in our wholly owned and joint venture portfolio may be subject to varying provisions regarding rent escalations and renewals. The properties within our Bank of America Portfolio typically have 1.5% rent increases every five years on 10-year lease terms and six tenant renewal options of five years each. Our remaining leases have rent escalation and renewal options that vary in amount and duration.

Our Competitive Strengths

We believe that we distinguish ourselves from other net leased companies through the following competitive strengths:

•	Management Team with Extensive Specialized Net Lease Expertise
º	We are led by Gordon F. DuGan and Benjamin P. Harris, the former Chief Executive Officer and Head of US Investments of W.P. Carey & Co., or W.P. Carey, respectively, with a combined 35 years of real estate experience.
º	Our seven senior officers have an average of approximately 20 years of real estate experience.
•	Demonstrated Track Record
º	During his tenure at W.P. Carey as President from December 1999 to May 2004 and then CEO from May 2004 to July 2010, Mr. DuGan oversaw the growth of W.P. Carey’s assets under management from approximately $2 billion at December 31, 1999, to approximately $10 billion at June 30, 2010.
º	For the period July 1, 2012 to December 31, 2013, we have sourced and acquired (directly or in joint ventures) approximately $873 million in net leased investments.
º	For the period July 1, 2012 to December 31, 2013, we have marketed and sold for our company and third-parties 322 non-core properties for an aggregate gross sale price of approximately $905 million.
•	Focused and Disciplined Investment Strategy
º	We are uniquely focused on acquiring well positioned net leased industrial and office properties.
º	Our target markets consist of Metropolitan Statistical Areas, or MSA’s, that have strong demographics and business-friendly environments, among other things.
º	Our quantitative underwriting model allows us to evaluate opportunities from a risk/return perspective.
•	Strong, Long-Standing Industry Relationships
º	Members of our management team have cultivated relationships with various constituents in the net leased market for over two decades.
º	We believe our management team’s experience in the sale leaseback space may result in our receiving a “first-call” from numerous companies, advisors, brokers and private equity firms interested in possible sale leaseback transactions.
•	Full Service Asset Management Platform
º	We believe we have the in-house expertise and capability required to perform broad-scope asset management and construction management services for ourselves and for third parties, including our joint venture partners.
•	Ability to Move Fast
º	We believe we have established a reputation for closing transactions quickly and efficiently.
º	Our due diligence and closing group have extensive experience in closing transactions.
•	Stockholder-Aligned Compensation and Corporate Governance
º	We use individual and corporate annual performance metrics to measure executive performance when determining annual incentive compensation bonuses.
º	We maintain a policy that prohibits directors and officers from hedging, pledging or margining shares of our common stock.

º	Our stock ownership guidelines for our chief executive officer are based on a multiple of base salary.
º	Pursuant to Mr. DuGan’s employment contract, Mr. DuGan purchased from us 1.0 million shares of our common stock at market prices immediately prior to commencing employment as our Chief Executive Officer on July 1, 2012 using his personal funds without any reimbursement or other financial assistance from us.
º	Stock ownership guidelines for our non-employee directors are based on multiples of the annual retainer for our non-employee directors.
º	Our directors are elected annually.
º	We implemented majority voting in the election of directors.

Our Investment Process

Sourcing and Initial Review

We utilize relationships with various real estate owners, real estate advisors and intermediaries, developers, investment and commercial banks, private equity sponsors, and other potential deal sources to identify a broad pipeline of investment opportunities. Our investment team actively reviews this pipeline and identifies a subset of properties that meet our investment criteria. Our initial review includes an evaluation of the credit of the tenant, the criticality of the property, an evaluation of the market and submarket where the property is located, the location, age, functionality and marketability of the property, the lease structure and how contract rents relate to rents for similar buildings in the submarket, the replacement cost for a similar asset, the expected returns and pricing, and other factors that go into the overall evaluation of the investment opportunity. Our management team actively looks to source proprietary investment opportunities that are not being generally marketed for sale.

Underwriting and Analysis

As part of a potential property acquisition, we evaluate the creditworthiness of the tenant and the tenant’s ability to generate sufficient cash flow to make payments to us pursuant to the lease. We evaluate each potential tenant for its creditworthiness, considering factors such as the tenant’s rating by a national credit rating agency, if any, management experience, industry position and fundamentals, operating history and capital structure. We may seek tenants who are small to middle-market businesses, many of which do not have publicly rated debt. We may also lease properties to large, publicly traded companies in order to diversify the overall credit quality of our tenant base. The creditworthiness of a tenant is determined on a tenant-by-tenant and case-by-case basis. Therefore, general standards for creditworthiness cannot be applied.

Due Diligence Review

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

We review the structural soundness of the improvements on the property and may engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with federal, state and local building codes.

We physically inspect the real estate and surrounding area as part of our process for determining the value of the real estate. Our due diligence is structured to assist us in determining the value of the property, which is based on, among other things, historical and projected operating results as well as the value of the real estate under the assumption that it was not rented to the current tenant. As part of this process, we may consider one or more of the following items:

•	the comparable value of similar real estate in the same general area of the prospective property;
•	the comparable real estate rental rates for similar properties in the same area of the prospective property;
•	alternative property uses that may offer higher value;
•	the cost of replacing the property; and
•	any barriers to entry to construct competing properties.

We may supplement our valuation with a real estate appraisal. When appropriate, we may also engage experts to undertake some or all of the due diligence efforts described above.

Credit Underwriting

As part of our investment process, we conduct a review of the tenant’s credit profile which may include a review of any or all of the following:

•	the tenant’s and/or its affiliates’ historical financials;
•	the tenant’s and/or its affiliates’ industry and its competitive position;
•	the tenant’s and/or its affiliates’ business plan and financial projections;
•	the tenant’s and/or its affiliates’ capital structure; and
•	the tenant’ real estate and how a subject property fits into the tenant’s operations.

We may also conduct interviews with management and owners of the tenant and/or its affiliates as a part of this process.

Investment policy

All real estate investments, dispositions and financings must be approved by a credit committee consisting of our most senior officers, including the affirmative approval of our chief executive officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $20.0 million must also be approved by the investment committee of our board of directors. Our board of directors must approve all such transactions having a value greater than $50.0 million. Additionally, the investment committee must approve non-recourse financings greater than $20.0 million and our board of directors must approve all recourse financings, regardless of amount, and non-recourse financings greater than $50.0 million. For purposes of approval thresholds, joint ventures are calculated without regard for the joint venture structure and are calculated assuming we are acquiring 100% of the property or borrowing 100% of the financing.

We generally intend to hold the investment properties we acquire for an extended period. However, circumstances might arise which could result in the early sale of some properties. We also may acquire a portfolio of properties with the intention of holding only a core group of properties and disposing of the remainder of the portfolio in single or multiple sales. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a property will depend on many of the same factors identified above with respect to our investment process for acquisitions.

We may use TRSs to acquire or hold property, including assets that may not be deemed to be REIT-qualified assets. Taxes paid by such entity will reduce the cash available to us to fund our continuing operations and cash available for distributions to our stockholders.

Some of our investments have been made and may continue to be made through joint ventures that permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not otherwise purchase on our own under our existing investment policies. We currently have investments in two joint ventures. As of December 31, 2013, this included (i) a 50% interest in a 75 property portfolio referred to as the Bank of America Portfolio and (ii) a 25% interest in a fee interest in 200 Franklin Square Drive, Somerset New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or Philips HQ JV.

Use of Leverage

In addition to cash on hand and cash from operations, we anticipate using funds from various sources to finance our acquisitions and operations, including public and private equity issuances, bank credit facilities, term loans, property-level mortgage debt, operating partnership units and other sources that may become available from time to time. We believe that moderate leverage is prudent and generally target a debt to market capitalization ratio of 50% – 55% across our entire portfolio. We may encumber certain properties with higher leverage while keeping other properties unencumbered or pledged as part of various corporate level borrowings. We aspire over time to become an investment grade rated, unsecured borrower. However, until we reach sufficient scale to obtain that goal, we will utilize a mix of secured debt and entity level borrowing.

We expect that any property-level mortgage borrowings will be structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental, bankruptcy or similar events.

We have a $150.0 million senior secured revolving credit facility with an initial term expiring September 4, 2015, with an option for a one-year extension. The credit facility included a $50.0 million accordion feature, which we exercised in February 2014, that allowed us to increase borrowing capacity from $100 million when we entered into the agreement in September 2013 to $150.0 million. The credit facility is fully guaranteed by Gramercy and certain subsidiaries and is secured by first priority mortgages on designated properties, or the “Borrowing Base”, as defined under the agreement. Availability under the credit facility is limited to the lesser of $150.0 million or 60% of the value of the Borrowing Base. We intend to use credit facilities and other entity level borrowings in the future as a part of our overall capital structure.

Our organizational documents do not limit the amount or percentage of indebtedness that we may incur. The amount of leverage we will deploy for particular investments will depend on an assessment of a variety of factors, which may include the availability and cost of financing the assets, the creditworthiness of our tenants, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, and the overall quality of the properties that secure the indebtedness. We can provide no assurance that financing will be available on terms acceptable to us or at all.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third-parties. As of December 31, 2013, this business, which operates under the name Gramercy Asset Management, managed approximately $1.4 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. We manage properties for companies including KBS, Garrison Investment Group, L.P., or Garrison, through their investment in the Bank of America Portfolio Joint Venture, and Oak Tree Capital Management, L.P.

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

In December 2013, one of our wholly owned TRSs extended an Amended Restated Asset Management Services Agreement, or Management Agreement, with KBS. As part of the execution of the Management Agreement, KBS made a $12.0 million payment to our TRS in satisfaction of the profit participation provisions under the pre-amended Management Agreement. In addition, the Management Agreement provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

Commercial Real Estate Finance

In March 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. Our commercial real estate finance business invested in and managed a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, Commercial Mortgage-backed securities, or CMBS, and preferred equity involving commercial properties throughout the United States, and which held interests in real estate properties acquired through foreclosures. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three CDOs to CWCapital Investments LLC, or CWCapital, for proceeds of $6.3 million in cash, after expenses. We retained our noninvestment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. On March 15, 2013, we deconsolidated the assets and liabilities of Gramercy Finance from our Consolidated Financial Statements and recognized a gain on the disposal of $389.1 million within discontinued operations. The carrying value of the Retained CDO Bonds was $6.8 million as of December 31, 2013.

In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. We received reimbursements of $6.1 million during the year ended December 31, 2013, and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2013 is $8.8 million. We do not anticipate receiving a substantial portion of the remaining CDO servicing advance reimbursements until the second half of 2014.

Hedging Activities

We may use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. We may from time to time use derivative instruments in connection with the private placement of equity.

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

Future Revisions in Policies and Strategies

If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to REIT distribution requirements) or a combination of these methods. In the event that our board of directors decides to raise additional equity capital, it has the authority, without obtaining stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time. Our investment guidelines and our portfolio and leverage are periodically reviewed by our board of directors.

Competition

The market for acquiring well-positioned net leased properties is currently very competitive and likely to remain very competitive for the foreseeable future. We compete for net leased real estate with a variety of other potential purchasers, including other public and private real estate investment companies, some of which have greater financial or other resources than we do. We also compete for tenants with other net leased property owners. Deteriorating investment opportunities in a highly competitive marketplace may negatively impact our pace of acquisitions, the prices we pay for the properties we acquire and our results from operations.

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

Other Information

Our corporate offices are located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices in Jenkintown, Pennsylvania, and St. Louis, Missouri. We can be contacted at (212) 297-1000. We maintain a website at www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange

Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. Information on, or accessible through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Industry Segments

As of December 31, 2013, we have two reportable operating segments: Investments/Corporate and Asset Management. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures.

The Investments/Corporate segment includes all of our activities related to investment and ownership of commercial properties net leased to high quality tenants throughout the United States. The Investments/Corporate segment generates revenues from rental revenues from properties that we own.

The Asset Management segment includes substantially all of our activities related to third-party asset and property management of commercial. The Asset Management segment generates revenues from fee income related to the Management Agreement with third parties and from our Bank of America Portfolio joint venture.

In March 2013, we disposed of the Finance segment, which was classified as held-for-sale and included in discontinued operations at December 31, 2013. The Finance segment included all of our activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities.

Segment revenue and profit information is presented in Note 18 to the consolidated financial statements.

Employees

As of December 31, 2013, we had 83 employees. Our employees are not represented by a collective bargaining agreement.

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

Our internet site is www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations — Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance

Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Environmental Matters

The properties we own and will acquire are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of our properties. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under applicable environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos at one of our properties may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders.

We generally obtain “Phase I environmental site assessments,” or “ESAs,” on each property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities. Additionally, our leases generally require our tenants to conduct their operations at our properties in compliance with applicable federal, state and local environmental laws, to promptly notify us of the occurrence of any environmental contaminations or similar issues and to indemnify us against claims resulting from their failure to so act. However, there can be no assurance that our tenants will notify us as required, or further, have funds or assets at the time indemnification is sought that are sufficient to properly indemnify us against any such claims.

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

Insurance

We carry commercial liability and all risk property insurance, including where required, flood, earthquake, wind and terrorism coverage, on substantially all of the properties that we own. For certain net leased properties, however, we rely on our tenant’s insurance and do not maintain separate coverage. We continue to monitor the state of the insurance market and the scope and costs of specialty coverage, including flood, earthquake, wind and terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. We believe that the insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Investments

Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate business.

Our future growth will depend, in large part, upon our ability to acquire and lease properties. In order to grow we need to continue to acquire and finance investment properties and sell non-core properties. The acquisition and sale of investment properties is subject to competitive pressures from many market participants and we expect strong competition from other REITs, businesses, individuals, fiduciary accounts and plans, as well as other entities engaged in real estate investment and financing. Many of these competitors are larger than we are and have access to greater financial resources. Such competition may limit our ability to acquire properties and grow or may result in a higher cost to us for properties we wish to purchase.

If we cannot obtain additional capital, our ability to make acquisitions and lease properties will be limited. We are subject to risks associated with debt and capital stock issuances, and such issuances may have consequences to holders of our common and preferred stock.

Our ability to make acquisitions and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. Our Board may authorize the issuance of additional classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We intend to incur additional indebtedness in the future, which may include an additional corporate credit facility. Such indebtedness could also have other important consequences to holders of the notes and holders of our common and preferred stock, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

The competitive pressures we face as a result of operating in a highly competitive market could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We face significant competition with respect to our acquisition and origination of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, there is significant competition on a national, regional and local level with respect to property management services and in commercial real estate services generally, and we are subject to competition from large national and multi-national firms as well as local or regional firms that offer similar services to ours. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay our investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to declare and make distributions to our stockholders.

We are dependent on key personnel whose continued service is not guaranteed.

We rely on a small number of persons who comprise our existing senior management team and our Board to implement our business and investment strategies. While we have entered into employment and/or retention agreements with certain members of our senior management team, they may nevertheless cease to provide services to us at any time.

The loss of services of any of our key management personnel or directors or significant numbers of other employees, or our inability to recruit and retain qualified personnel or directors in the future, could have an adverse effect on our business.

Quarterly results may fluctuate and may not be indicative of future quarterly performance.

Our quarterly operating results could fluctuate; therefore, you should not rely on past quarterly results to be indicative of our performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in our investment origination volume, impairments, the degree to which we encounter competition in our markets, tenant defaults and delinquencies and general economic conditions.

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments) and various receivables. Often these estimates require the use of market data values which may be difficult to assess, as well as estimates of future performance or receivables collectability which may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our financial condition and results of operations.

We utilize, and intend to continue to utilize, leverage which may limit our financial flexibility in the future.

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain financial covenants that restrict our operations. These financial covenants, as well as any future financial covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to stockholders.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses due to these risks.

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

We own a 50% interest in a joint venture with Garrison in which nearly 100% of the properties in the portfolio are leased to Bank of America. The cash flow generated from these properties represents a significant portion of our rental income. If Bank of America defaults or is otherwise unable to perform under its lease obligations, it would negatively impact our cash flows and overall financial condition. Additionally, because Bank of America operates in the financial services industry, any disruptions in the financial markets or downturns in the financial services industry could cause us to experience higher rates of lease default or terminations than we otherwise would if our tenant base was more diversified.

If we acquire other property interests that are similarly large in relation to our overall size, our portfolio could become even more concentrated, increasing the risk of loss to stockholders if a default or other problem arises. Alternatively, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become concentrated in larger assets, thereby reducing the benefits of diversification by geography, property type, tenancy or other measures.

We may never reach sufficient size to achieve diversity in our portfolio.

We are presently a comparatively small net leased company with a limited number of warehouse and industrial properties and a proportionally large investment in the Bank of America Portfolio, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

We expect to lease a significant portion of our real estate to middle-market businesses which may be more susceptible to adverse market conditions.

We expect that a substantial number of our properties will be leased to middle-market businesses that generally have less financial and other resources than larger businesses. Middle-market companies are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. As such, negative market conditions affecting existing or potential middle-market tenants, or the industries in which they operate, could materially adversely affect our financial condition and results of operations.

We may be adversely affected by unfavorable economic changes in geographic areas where our properties are concentrated.

Adverse conditions in the areas where our properties are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our stockholders.

We may not be able to relet or renew leases at the properties held by us on terms favorable to us or at all.

We are subject to risks that upon expiration or earlier termination of the leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the spaces at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or reletting process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

The bankruptcy, insolvency or diminished creditworthiness of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

We lease our properties to tenants, and we receive rents from our tenants during the terms of their respective leases. A tenant’s ability to pay rent is often initially determined by the creditworthiness of the tenant. However, if a tenant’s credit deteriorates, the tenant may default on its obligations under its lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate investments. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under its lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Certain of our properties, including a substantial majority of those in our Bank of America Portfolio joint venture, are leased to banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the Federal Deposit Insurance Corporation were appointed as receiver of a banking tenant because of a tenant’s insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. In this event, we may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our stockholders at historical levels or at all.

If a sale leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale leaseback transactions, whereby we would purchase and then lease a property back to the seller. In the event of the bankruptcy of a tenant, a transaction structured as a sale leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition and cash flow.

If the sale leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale leaseback were re-characterized as a joint venture, our tenants and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenants relating to the property.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.

Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. In other circumstances, a tenant may have a contractual right to abate or suspend rent payments. Even without such right, a tenant might determine to do so. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.

We could be adversely affected by various facts and events related to our properties over which we have limited or no control.

We could be adversely affected by various facts and events over which we have limited or no control, such as (i) oversupply of space and changes in market rental rates; (ii) economic or physical decline of the areas where the properties are located; and (iii) deterioration of the physical condition of our properties. Negative market conditions or adverse events affecting our existing or potential tenants, or the industries in which they operate, could have an adverse impact on our ability to attract new tenants, re-lease space, collect rent or renew leases, any of which could adversely affect our financial condition.

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, the contracted rent increases called for under our leases may be unable to keep pace with the rate of inflation. Likewise, even though our triple-net leases generally reduce our exposure to rising property expenses resulting from inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants, which may adversely affect the tenants’ ability to pay rent.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, pursuant to certain of our current leases and leases we may assume or enter into in the future, we may be required to pay certain expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance and other costs and expenses for which insurance proceeds or other means of recovery are not available. If one or more of our properties incur significant expenses under the terms of the leases, such property, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders may be reduced.

We may be required to reimburse tenants for overpayments of estimated operating expenses.

Under certain of our leases, including the lease for the Bank of American Portfolio, tenants pay us as additional rent their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain additional rent calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. The tenant under the Bank of America Portfolio lease, for example, is still auditing certain categories of operating expenses for the 2007 and subsequent lease years. If as a result of a tenant audit it is determined that we have collected more additional rent than we are permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Such unexpected reimbursement payments could materially adversely affect our financial condition and results of operations.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.

The vast majority of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments. In addition, the instruments that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

Actions of our joint venture partners could negatively impact our performance.

We may, from time to time and as we have done in the past, co-invest with third parties through various arrangements, including, but not limited to, partnerships, joint ventures, co-tenancies or other entities, or acquire non-controlling interests in, or share responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. With such investments, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.

We may continue to acquire and/or redevelop properties through joint ventures, limited liability companies, partnerships or other entities with other persons or entities when warranted by the circumstances. Such partners may share certain approval rights over major decisions. Such investments may involve risks not otherwise present with other methods of investment in real estate. We generally will seek to maintain sufficient control of our partnerships, limited liability companies, joint ventures or other entities to permit us to achieve our business objectives; however, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flows and ability to pay distributions on, and the market price of, our securities.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies issued by companies holding general policyholder ratings of at least “A” as set forth in the most current issue of Best’s Insurance Guide. Insurance policies for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally obtained by the tenant providing general liability coverage varying between $1.0 million and $10.0 million depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. To the extent that losses are uninsured or underinsured, we could be subject to lost capital and revenue on those properties.

Early termination of our asset management agreement could result in certain unexpected costs.

We have entered into a Management Agreement with KBS to manage a portfolio of properties through December 31, 2016. The Management Agreement may be terminated early by KBS following the occurrence of certain events as defined in the Management Agreement. There can be no assurance a termination will not occur notwithstanding our efforts. Early termination of the Management Agreement would result in unexpected expenses, including severance fees, and the management fees and payments to be received would cease, thereby reducing our expected revenues, which could harm our business and results of operations.

We are subject to risks and uncertainties associated with operating our asset management business.

We will encounter risks and difficulties as we operate our asset management business. In order to achieve our goals as an asset manager, we must:

•	actively manage the assets in such portfolios in order to realize targeted performance; and
•	create incentives for our management and professional staff to develop and operate the asset management business.

If we do not successfully operate our asset management business to achieve the investment returns that we or the market anticipates, our operations may be adversely impacted.

We are exposed to litigation risks in our role as asset manager.

Our role as asset manager for a portfolio of properties for KBS exposes us to litigation risks. In this role, we make asset management and other decisions which could result in adverse financial impacts to third parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain and may materially adversely impact our financial condition and results of operations.

We may enter into derivative or hedging contracts that could expose us to contingent liabilities and certain risks and costs in the future.

Part of our investment strategy may involve entering into derivative or hedging contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition and results of operations.

Further, the cost of using derivative or hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our derivative or hedging activity and thus increase our related costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be assured that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the “Sarbanes Oxley Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NYSE rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We will face particular challenges in maintaining and reporting on our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have our system of internal controls audited. If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business and the trading price of our common stock. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on the effectiveness of the Company’s internal control over financial reporting. In addition, acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we identify any material weaknesses or significant deficiencies in our internal controls over financial reporting, we may need to take costly steps to implement improved controls and may be subject to sanctions for failure to comply with the requirements of the Sarbanes-Oxley Act. Such remedial costs or sanctions could have a material adverse effect on our results of operations and financial condition. Further, we would be required to disclose any material weakness in internal controls over financial reporting, and we would receive an adverse opinion on our internal controls over financial reporting from our independent auditors. These factors could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

Risks Related to Our Legacy Businesses

Our financial information reflects discontinued operations, in addition to our current business operations, and does not provide a meaningful comparison for period over period results.

As a result of our disposition and deconsolidation in 2013 of certain legacy business operations, our financial results for the year do not just report the results of our ongoing net lease and asset management operations, but also reflect revenues and expenses from discontinued operations. Our business and operations have changed substantially over the past two years, and you should not rely on period over period comparisons of our company, or revenues from discontinued operations, as an indication of future results.

We are exposed to litigation and other risks from our prior roles as collateral manager and sub-special servicer for our 2005, 2006 and 2007 collateralized debt obligations.

Prior to March 2013, certain of our affiliates acted as collateral manager and sub-special servicer for our 2005, 2006 and 2007 collateralized debt obligations (“CDOs” and, collectively, the “Gramercy CDOs”). In these roles, we made investment, loan work-out and other decisions which could result in adverse financial impacts to third-parties. In particular, the discretion that we exercised in managing the collateral for the Gramercy CDOs could result in a liability due to inherent uncertainties surrounding the course of action that will result in the best long term results with respect to such collateral and investments. This risk could be increased due to the affiliated nature of our roles. In such roles, we could be subject to legal action as a result of these decisions, the outcomes of which cannot be certain and may materially adversely impact our financial condition and results of operations. If we were found liable for our actions as collateral manager or sub-special servicer and we were required to pay significant damages, our financial condition and results of operations could be materially adversely affected.

Claims may arise under an indemnification provided by us to the trustee of our 2005 CDO and 2006 CDO in connection with note cancellations.

Our subsidiary that acted as collateral manager for the Gramercy CDOs provided separate limited indemnities to the trustee of our 2005 CDO and 2006 CDO in connection with CDO note cancellations we undertook in 2011 in accordance with the operative documents of each CDO. These cancellations were undertaken to reduce the total debt owed by our 2005 CDO and our 2006 CDO and improve their compliance with certain overcollateralization tests. Payments made by us in the future, if any, under these indemnities would reduce our liquidity available for general corporate purposes and investments.

Our retained interests in our CDOs are highly speculative; as a result, there will be uncertainty as to the value of these investments.

We retain interests in certain subordinate bonds, preferred shares and ordinary shares in the Gramercy CDOs. These retained interests, or the Retained CDO Bonds, are highly speculative and subject to high fluctuations in purported value. The fair value of the Retained CDO Bonds, which are not publicly traded, may not be readily determinable. We value the Retained CDO Bonds quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for the Retained CDO Bonds existed. There is no guarantee that we will realize any proceeds from our Retained CDO Bonds, or what the timing of those proceeds might be, and the value of our common stock could be adversely affected if our determinations regarding the fair value of the Retained CDO Bonds were materially higher than the values that we ultimately realize upon their disposal.

Our Retained CDO Bonds could generate “phantom” income.

Following the sale of the collateral manager agreements in March 2013, we continue to own the Retained CDO Bonds, which could continue to generate taxable income for us despite the fact that we will not receive cash distributions on our equity and subordinated note holdings from the Retained CDO Bonds until overcollateralization tests are met, if at all. Additionally, following the sale of the collateral manager agreements, we do not control or have influence over the factors that most directly affect the overcollateralization and interest coverage tests of the respective Retained CDO Bonds. Should these Retained CDO Bonds continue to generate taxable income with no corresponding receipt of cash flow, our taxable income would continue to be recognized on each underlying investment in the relevant CDO. We would continue to be required to distribute 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) from these transactions to continue to qualify as a REIT, despite the fact that we may not receive cash distributions on our equity and subordinated note holdings from the Retained CDO Bonds.

Risks Related to the Real Estate Industry

Our real estate investments are subject to risks particular to real property.

Real estate investments are subject to risks particular to real property, including:

•	acts of God, including earthquakes floods and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions, including the credit and securitization markets;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	takings by condemnation or eminent domain;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect on a timely basis all rent from tenants;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;
•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws; and
•	cost of compliance with the Americans with Disabilities Act.

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Terrorist attacks and other acts of violence or war may affect the market for our securities, the industry in which we conduct our operations and our profitability.

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

There may be environmental problems associated with our properties which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect our ability to sell real estate, including the affected property, or borrow using real estate as collateral. The presence of hazardous substances, if any, on our properties may cause us to incur substantial remediation costs, thus harming our financial condition. In addition, although our leases will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Discovery of previously undetected environmentally hazardous conditions, including mold or asbestos, may lead to liability for adverse health effects and costs of remediating the problem could adversely affect our operating results.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims related to any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our security holders.

We may incur significant costs in complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular, costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

The properties in our portfolio are subject to various covenants and U.S. federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations and cash flow.

In addition, under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA or other legislation could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, ability to satisfy debt service obligations and our ability to make distributions to our security holders could be adversely affected.

Risks Related to Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals. Additionally, if either of our private REITs failed to qualify as a REIT, we would likely fail to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, and certain statutory relief provisions were not available, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock. Even if we qualify as a REIT, we may be may be subject to the corporate alternative minimum tax on our items of tax preference if our alternative minimum taxable income exceeds our taxable income.

REIT distribution requirements could adversely affect our liquidity.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes (including, without limitation, taxable income from our Retained CDO Bonds that do not currently produce cash distributions), or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

In January 2011, an “ownership change” for purposes of Section 382 of the Code occurred, which limits our ability to utilize our net operating losses and net capital losses against future taxable income, increasing our dividend distribution requirement which could adversely affect our liquidity.

We have substantial net operating and net capital loss carry forwards which we have used to offset our tax and/or distribution requirements. In January 2011, an “ownership change” for purposes of Section 382 of the Code occurred, which limits our ability to use these losses. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. While we believe we have not had an “ownership change” since January 2011, as a result of our January 2011 “ownership change,” sections 382 and 383 impose an annual limit on the amount of net operating loss and net capital loss carryforward that can be used by us to offset future ordinary taxable income and capital gains, beginning with our 2011 taxable year. Such limitations may increase our dividend distribution requirement, which could adversely affect our liquidity.

Complying with REIT requirements may limit our ability to hedge effectively.

The existing REIT provisions of the Code may limit our ability to hedge our operations. Except to the extent provided by Treasury regulations, any income from a hedging transaction where the instrument hedges interest rate risk on liabilities used to carry or acquire real estate or hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests will be excluded from gross income for purposes of the 75% and 95% gross income tests. To qualify the preceding sentence, the hedging transaction must be clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated or entered into. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. In addition, we must limit our aggregate income from non-qualified hedging transactions, from our provision of services and from other non-qualifying sources, to less than 5% of our annual gross income (determined without regard to gross income from qualified hedging transactions). As a result, we may have to limit our use of certain hedging techniques or implement those hedges through taxable REIT subsidiaries (“TRSs”). This could result in greater risks associated with changes in interest rates than we would otherwise want to incur or could increase the cost of our hedging activities. If we fail to satisfy the 75% or 95% limitations, we could lose our REIT qualification for U.S. federal income tax purposes, unless our failure was due to reasonable cause and not due to willful neglect, and we meet certain other technical requirements. Even if our failure was due to reasonable cause, we might incur a penalty tax.

The stock ownership limit imposed by the Code for REITs and our charter may inhibit market activity in our stock and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Board may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability and to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our Board, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our Board may deem relevant from time to time.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRSs, including GKK Management Co. LLC, GKK Trading Corp., GIT Trading Corp., Whiteface Holdings, LLC, GWF II SPE, LLC, Gramercy Loan Services LLC, GKK Manager LLC and GKK Liquidity LLC, will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25%, limitation discussed above or avoid application of the 100% excise tax discussed above.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

If the Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, the Operating Partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of the Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Risks Related to Our Organization and Structure

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

Under Maryland law, certain “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, asset transfers or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or
•	an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.
•	A person is not an interested stockholder under the statute if our Board approves in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

•	After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our Board approved by the affirmative vote of at least:
•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and
•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or by the interested stockholder’s affiliates or associates, voting together as a single group.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

In addition, Maryland law provides that “control shares” of a corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by the corporation’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the Maryland General Corporation Law (the “MGCL”), with respect to its business combination provisions and its control share provisions by resolution of the Board and a provision in our bylaws, respectively. However, in the future the Board may reverse its decision by resolution and elect to opt in to the MGCL’s business combination provisions, or amend our bylaws and elect to opt in to the MGCL’s control share provisions.

Additionally, Title 8, Subtitle 3 of the MGCL permits the Board, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. These provisions may have the effect of inhibiting a third-party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the stockholders with an opportunity to realize a premium over the then-current market price.

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

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. Any such issuance could dilute our existing stockholders’ interests. In addition, the Board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board may establish a class or series of preferred stock that could delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

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

Risks Related to Ownership of Common Stock

Future sales of common stock in the public market or the issuance of other equity may adversely affect the market price of our common stock.

Sales of a substantial number of shares of common stock or other equity-related securities in the public market could depress the market price of our common stock, and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

The price of our common stock may fluctuate significantly.

The trading price of our common stock may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, or FFO, cash flows, liquidity or distributions;
•	changes in our earnings estimates or those of analysts;
•	publication of research reports about it or the real estate industry or sector in which we operate;
•	increases in market interest rates that lead purchasers of our shares to demand a higher dividend yield;
•	changes in market valuations of companies similar to us;
•	adverse market reaction to any securities we may issue or additional debt it incurs in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	continuing high levels of volatility in the credit markets;
•	the realization of any of the other risk factors included herein; and
•	general market and economic conditions.

The availability and timing of cash distributions is uncertain.

We are generally required to distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. From January 2009 to January 2014 we were prevented from paying dividends to holders of our common stock because we were in arrears in the payment of dividends on our 8.125% Series A cumulative redeemable preferred stock, or Series A Preferred Stock. Although such arrearages have been paid in full recently and we recently reinstituted the payment of a quarterly dividend on our common stock, we have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by a number of factors.

Our Board will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to stockholders. In addition, our Board, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot predict the amount of distributions we may make, maintain or increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including without limitation, the amount of income we will earn from investments in target assets, the amount of its operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

While we intend to fund the payment of quarterly distributions to holders of common stock entirely from distributable cash flows, we may fund quarterly distributions to its stockholders from a combination of available net cash flows, equity capital and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to stockholders entirely from distributable cash flows, the value of our common stock may be negatively impacted.

An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make distributions to its stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on shares of common stock or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of shares of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of shares of our common stock could decrease because potential investors may require a higher distribution yield on shares of our common stock as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and its ability to service our indebtedness and make distributions to our stockholders.

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;
•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;
•	availability of investment opportunities on real estate assets and real estate-related and other securities;
•	the performance and financial condition of tenants and corporate customers;
•	the adequacy of our cash reserves, working capital and other forms of liquidity;
•	the availability, terms and deployment of short-term and long-term capital;
•	demand for industrial and office space;
•	the actions of our competitors and our ability to respond to those actions;
•	the timing of cash flows from our investments;
•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;
•	early termination of the Management Agreement;
•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;
•	unanticipated increases in financing and other costs, including a rise in interest rates;
•	reduction in cash flows received from our investments;
•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;
•	our ability to profitably dispose of non-core assets;
•	the high tenant concentration of our Bank of America Portfolio;
•	availability of, and ability to retain, qualified personnel and directors;
•	changes to our management and board of directors;
•	changes in governmental regulations, tax rates and similar matters;
•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);
•	environmental and/or safety requirements and risks related to natural disasters;
•	declining real estate valuations and impairment charges;

•	our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;
•	uninsured or underinsured losses relating to our properties;
•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;
•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	the continuing threat of terrorist attacks on the national, regional and local economies; and
•	other factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2013 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, which are incorporated by reference herein.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of the date of this filing, we do not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES (Dollar amounts in thousands, except square feet and dollar per square foot amounts)

Our corporate headquarters are located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices located in Jenkintown, Pennsylvania and St. Louis, Missouri.

Current Property Portfolio

As of December 31, 2013, we owned interests either directly or through a joint venture in 107 properties containing an aggregate of approximately 7.8 million rentable square feet. The following table provides information about the properties in our wholly owned portfolio as of December 31, 2013:

GPT WHOLLY OWNED PORTFOLIO:

No. of Properties	Location		Tenant(s)		Leased Square Ft		Contractual Base Rent Per Square Foot(1)		Primary Term Expiry(2)		Outside Term Expiry
Industrial Properties
1	Greenwood, IN		Nestle Waters North America, Inc.		294,388		$3.50		7/31/2024		7/31/2044
1	Greenfield, IN		Stanley Security Solutions, Inc.(3)		168,000		$3.23		2/28/2022		2/28/2032
			Harlan Laboratories, Inc.(3)		77,041		$6.50		12/31/2018		12/31/2028
1	Olive Branch, MS		Five Below, Inc.		605,427		$2.85		12/31/2022	(4)	12/31/2037
1	Garland, TX		Apex Tool Group, LLC		341,840		$2.23		10/31/2032		10/31/2052
1	East Brunswick, NJ	(5)	Con-Way Freight, Inc.		33,664		$27.93		1/31/2019		1/31/2049
1	Atlanta, GA	(5)	FedEx Freight, Inc.		129,535		$4.63		5/31/2020		5/31/2030
1	Bellmawr, NJ		Federal Express Corporation		62,230		$4.69		10/31/2022		10/31/2032
1	Hialeah Gardens, FL	(6)	Preferred Freezer Services of Hialeah LLC		117,591		—	(7)	5/31/2039		5/31/2059
1	Deer Park, NY (5)		YRC Inc.		18,396		$16.12		12/31/2019		12/31/2049
1	Elkridge, MD	(5)	New Penn Motor Express, Inc		33,572		$14.84		5/31/2019		5/31/2039
1	Orlando, FL	(5)	YRC Inc.		46,458		$8.24		1/31/2019		1/31/2049
1	Houston, TX	(5)	YRC Inc.		101,940		$5.47		5/31/2019		5/31/2049
1	Swedesboro, NJ	(6)	Albert's Organics, Inc.		70,000		$10.30		5/31/2028		5/31/2038
1	Atlanta, GA		KapStone Paper and Packaging Corp		133,317		$2.60		4/30/2023		4/30/2028
1	Manassas, VA		Retrievex Acquisition Corp. V		40,018		$7.21		12/31/2024		12/31/2034
1	Manassas, VA		Retrievex Acquisition Corp. V		43,047		$7.21		12/31/2024		12/31/2034
1	Yuma, AZ	(6)	Earthbound Holdings II, LLC		216,727		$6.59		9/30/2033		9/30/2053
1	Austin, TX		Angelica Textile Services, Inc.		120,347		$6.03		10/31/2028		10/31/2048
1	Galesburg, IL		Euclid Beverage Ltd.		52,700		$3.41		10/9/2021		10/9/2037
1	Peru, IL		Euclid Beverage Ltd.		78,100		$6.86		6/9/2022		6/9/2037
1	Lawrence, IN		EF Transit, Inc.		534,769		$4.71		6/30/2024		6/30/2039
1	Waco, TX		Associated Hygienic Products, LLC		303,000		$6.27		7/31/2029		7/31/2039
1	Allentown, PA		AMCOR Rigid Plastics USA, Inc.		480,000		$5.20		12/23/2028		12/23/2038
1	Vernon, CA		Douglas Steel Supply Company		66,587		$7.65		12/31/2028		12/31/2038
1	Vernon, CA		Douglas Steel Supply Company		53,919		$7.65		12/31/2028		12/31/2038
25	Subtotal				4,222,613
Office/Banking Center Properties
1	Emmaus, PA		Sovereign Bank		4,800		$31.60		2/28/2019		1/31/2029
1	Calabash, SC		PNC Bank, N.A.		2,048		$36.62		12/31/2018		12/31/2018
1	Morristown, NJ		Wells Fargo Bank, N.A.		29,537		$6.04		9/30/2024		9/30/2054
			U.S. Bank National Association	(3)	12,324		$20.29		10/31/2018		10/31/2025
3	Subtotal				48,709
Specialty Properties
1	Hutchins, TX		Adesa Texas, Inc.		196,366		$24.97		7/31/2029		7/31/2049
1	Franklin Park, IL		Enterprise Leasing Company of Chicago		22,872		$26.26		4/30/2021		4/30/2031
1	Chicago, IL		North American Central School Bus Int. Holding Co., LLC		36,500		$12.98		10/31/2022		10/31/2027
3	Subtotal				255,738
31	TOTAL WHOLLY OWNED PORTFOLIO					4,527,060

OUR JOINT VENTURE PORTFOLIO:

No. of Properties	Location	Tenant(s)	Leased Square Ft		Contractual Base Rent Per Square Foot(1)	Primary Term Expiry(2)	Outside Term Expiry
Bank of America Portfolio(8)(10)
7	Arizona	Bank of America*	566,616		$8.87	6/20/2023	6/30/2053
32	California	Bank of America*	607,661		$8.87	6/30/2023	6/30/2053
		Non-Bank of America-9 tenants	9,353		various	various	various
17	Florida	Bank of America*	1,483,679		$8.87	6/30/2023	6/30/2053
		Non-Bank of America-10 tenants	5,257		various	various	various
1	Georgia	Bank of America*	21,625		$8.87	6/30/2023	6/30/2053
1	Kansas	Bank of America*	12,158		$8.87	6/30/2023	6/30/2053
2	Maryland	Bank of America*	36,449		$8.87	6/30/2023	6/30/2053
7	Missouri	Bank of America*	88,161		$8.87	6/30/2023	6/30/2053
		Non-Bank of America-9 tenants	21,861		various	various	various
1	New Mexico	Bank of America*	37,029		$8.87	6/30/2023	6/30/2053
		Non-Bank of America-1 tenant	22,453		$12.28	2/28/2025	2/28/2035
3	Texas	Bank of America*	65,748		$8.87	6/30/2023	6/30/2053
3	Washington	Bank of America*	115,439		$8.87	6/30/2023	6/30/2053
		Non-Bank of America-1 tenant	408		$8.52	2/28/2014	2/28/2014
1	Virginia	Bank of America*	9,466		$8.87	12/31/2017	6/30/2053
		Non-Bank of America-1 tenant	2,575		$8.26	6/30/2014	6/30/2014
75	Subtotal		3,105,938
Philips Headquarters(9)
1	Somerset, NJ	Philips Holding, USA Inc.	199,900		$18.81	12/31/2021	12/31/2041
1	Subtotal		199,900
76	TOTAL JOINT VENTURE PORTFOLIO			3,305,838
107	TOTAL PORTFOLIO			7,832,898
(1)	Represents contractual base rent per square foot in effect as of December 31, 2013.
(2)	Primary term expiry represents the date on which the current lease will expire should the parties to the lease elect to not exercise a term extension option or provision. Outside term expiry represents the latest date on which the lease will expire should the parties exercise each of the term extension options provided for in the lease.
(3)	Tenants lease spaces pursuant to a modified gross lease.
(4)	The effective lease expiration date is May 1, 2021. Tenant has an early termination right effective November 1, 2018 upon payment of a termination fee equivalent to 31 months of rent.
(5)	Truck terminal.
(6)	Cold storage facility.
(7)	Build-to-suit project. Anticipated completion is in May 2014 at which time the contractual base rent will be $17.01 per square foot.
(8)	We own a 50% interest in the Bank of America Portfolio properties.
(9)	We own a 25% interest in thePhilips Headquarters property.
(10)	There are several leases with Bank of America that aggregate to 270,927 sq ft, primarily related to held-for-sale properties in the portfolio, that have slightly varying rental rates and a primary term expiry of 12/31/2017. States containing such a lease are denoted with *.

Summary Portfolio Characteristics

The following is a summary of the characteristics of our property portfolio, including properties owned in joint ventures, as of December 31, 2013, taking into account the lease for our build-to-suit project in Hialeah Gardens, Florida that is currently under construction and is anticipated to be completed in the second quarter of 2014 and be leased to Preferred Freezer Services of Hialeah, LLC upon completion of construction:

•	99.1% occupancy;
•	a weighted average remaining lease term of 11.7 years (based on annualized base rent);
•	53.5% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on annualized base rent);
•	Industrial portfolio comprised of 4.2 million aggregate rentable square feet with an average base rent per square foot of $5.33;
•	Office portfolio comprised of 3.4 million aggregate rentable square feet with an average base rent per square foot of $9.53 (including the properties we own through joint ventures);
•	Specialty asset portfolio of three improved sites comprised of 186 acres of land and 256 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot and a rental car company; and
•	Top five tenants by annualized base rent include Bank of America (31%), Adesa Texas, Inc. (11%), EF Transit, Inc. (6%), AMCOR Rigid Plastics USA, Inc. (6%), Preferred Freezer Services of Hialeah, LLC (5%). Each of the top five tenant leases is guaranteed by the respective tenant’s parent company. Our lease with Preferred Freezer Services of Hialeah, LLC starts upon completion of construction of the facility currently expected in the second quarter of 2014.

Joint Ventures

Bank of America Portfolio — We own a 50% joint venture interest in the Bank of America Portfolio, which is comprised of 75 office properties and banking centers located across the United States totaling approximately 3.2 million rentable square feet. As of December 2013, 95% of the rentable square feet in the Bank of America Portfolio is leased to Bank of America under a master lease with expiration dates through 2023. As of December 31, 2013, the Bank of America Portfolio had a total portfolio occupancy of approximately 96%. We acquired our joint venture interest in the Bank of America Portfolio in December 2012. The joint venture’s acquisition of the Bank of America Portfolio was financed with a $200,000 floating rate, interest-only mortgage loan maturing in December 2014, collateralized by 67 properties of the portfolio. The mortgage note has three one-year extension options subject to satisfaction of certain terms and conditions. The remaining properties are unencumbered. During the year ended December 31, 2013, the joint venture sold 38 properties for aggregate net proceeds of approximately $43,284.

Philips Building — We own a 25% interest in Philips HQ JV, which is owner of a fee interest in 200 Franklin Square Drive, a 199,900 square foot office building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is subject to a $41,000 fixed-rate mortgage with an anticipated repayment date in 2015.

Leased Properties

Our corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. Our previous corporate offices at 420 Lexington Avenue, New York, New York, were subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005, which was subsequently amended in May and June 2009 and in June 2012. In April 2013, we cancelled the lease for the corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue.

Our regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS. The lease is for approximately 19,000 square feet, and expires on April 30, 2014, with rents of approximately $322 per annum. Our regional management office located at 800 Market Street, St. Louis, Missouri, is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet, expires on September 30, 2014, and is cancelable with 60 days’ notice. The lease is subject to rents of $32 per annum.

Development Plans

As of December 31, 2013, we have no plans for development of new properties other than in connection with build-to-suit transactions where a tenant has signed a lease in advance of construction, and a developer or builder bears the risk of completion on-time and on-budget. We will, from time to time renovate, improve, expand or repair existing properties where we believe the incremental investment increases the value of the property and the incremental capital can be invested at attractive risk-adjusted returns. We will, from time to time acquire adjacent land parcels to properties in our portfolio in order to accommodate expansions of existing properties. We currently have one build-to-suit transaction in process pursuant to which we have committed to construct a 117,591 square foot cold storage facility in Hialeah Gardens, Florida. The facility will be 100% leased for an initial term of 25 years upon completion of construction, which is expected to occur in the second quarter of 2014.

ITEM 3.	LEGAL PROCEEDINGS

In December 2010, we sold our 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2.9 million of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 thousand of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against us in connection with the 2 Herald Sale Transaction. We believe that NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intend to vigorously defend against same. In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal, and we intend to timely filing a similar petition challenging the NYS DOF Transfer Tax Assessment.

In November 2013, NYC DOF filed an answer to the petition reiterating their position that the 2 Herald Sale Transaction was taxable by NYC DOF. In January and February 2014, the parties held a preliminary conference with the trial judge assigned the matter, agreed to discuss whether a settlement could be reached and subsequently determined that no such settlement was possible. A follow-up conference with the judge is scheduled during March 2014, at which we anticipate that parties will advise the judge that they wish to proceed to trial, which we expect to occur in mid-2014.

An initial conciliation conference for our NYS DOT Transfer Tax Assessment was held in October 2013. In November 2013, the NYS DOT provided additional information in support of its position. In February 2014, following a discussion, we and the NYS DOT determined that the parties could not amicably settle the dispute. We expect that the conciliator will issue its determination shortly, following which we will formally file our petition challenging the NYS DOT Transfer Tax Assessment.

We believe that we have strong defenses against the Transfer Tax Assessments and intend to continue to vigorously assert same. We evaluate contingencies based on information currently available, including the advice of counsel. We establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. We will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, we established an accrual of approximately $4.3 million for the Transfer Tax

Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties through December 31, 2013, within discontinued operations.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” In April 2013, we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. reflecting our transformation into an equity real estate business, and on April 15, 2013, our NYSE ticker symbol was changed to “GPT.” On March 13, 2014, the reported closing sale price per share of common stock on the NYSE was $5.45 and there were approximately 247 holders of record of our common stock. This number does not include stockholders’ shares held in nominee or street name. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the years ended December 31, 2013 and 2012 and the distributions paid by us with respect to the periods indicated.

	2013			2012
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$5.21	$3.00	$—	$3.07	$2.34	$—
June 30	$5.17	$4.34	$—	$2.68	$2.45	$—
September 30	$4.83	$3.99	$—	$3.09	$2.31	$—
December 31	$5.76	$3.99	$—	$3.05	$2.56	$—

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. In December 2013, our board of directors authorized and we declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and we declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. Both dividend payments will be taxable to the recipients primarily as ordinary income. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series A Preferred Stock are paid in full.

In March 2014, our board of directors authorized and declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. Our board of directors also authorized and declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. We expect to continue our policy of generally distributing 100% of our taxable income through dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

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

We issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of our common stock; (ii) 2,000,000 shares of our Class B-1 non-voting common stock; and (iii) 2,000,000 shares of our Class B-2 non-voting common stock, on December 6, 2012. The shares were issued as consideration for the our contribution to the joint venture which purchased the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of our common stock on the New York Stock Exchange as of the date of the executed purchase and sale agreement. Each share of the Class B-1 common stock and Class B-2 common stock is convertible into one share of our common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. During 2013, all Class B-1 and Class B-2 common stock were converted into an equal amount of shares of our common stock.

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

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on January 1, 2009 and assumes the reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	341,081	$14.70	2,070,416
Equity compensation plans not approved by security holders(2)	—	—	500,000
Total	341,081	$14.70	2,570,416

(1)	Includes information related to our 2004 Equity Incentive Plan.
(2)	Includes information related to our 2012 Inducement Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

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

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$56,704	$36,821	$7,772	$1,197	$72
Property operating expenses	22,279	23,226	5,947	4,033	4,963
Other-than-temporary impairment	2,002	—	—	—	—
Interest expense	1,732	—	—	280	2
Depreciation and amortization	5,675	256	136	174	251
Management, general and administrative	18,210	25,335	22,150	22,369	37,365
Unrealized loss on derivative instruments	115	—	—	—	—
Business acquistion costs	2,808	111	—	—	—
Total expenses	52,821	48,928	28,233	26,856	42,581
Income (loss) from continuing operations before equity in income (loss) from joint ventures and provision for taxes	3,883	(12,107)	(20,461)	(25,659)	(42,509)
Equity in net income (loss) of joint ventures	(5,662)	(2,904)	121	(303)	113
Loss from continuing operations before provision for taxes, gain on extinguishment of debt, and discontinued operations	(1,779)	(15,011)	(20,340)	(25,962)	(42,396)
Gain on extinguishment of debt	—	—	—	—	106,177
Provision for taxes	(6,393)	(3,330)	(563)	(966)	(2,534)
Net income (loss) from continuing operations	(8,172)	(18,341)	(20,903)	(26,928)	61,247
Net income (loss) from discontinued operations	392,999	(153,207)	358,380	(946,315)	(581,646)
Net income (loss)	384,827	(171,548)	337,477	(973,243)	(520,399)
Net (income) loss attributable to non-controlling interest	—	—	—	(145)	770
Net income (loss) attributable to Gramercy Property Trust Inc.	384,827	(171,548)	337,477	(973,388)	(519,629)
Accrued preferred stock dividends	(7,162)	(7,162)	(7,162)	(8,798)	(9,414)
Excess of carrying amount of tendered preferred stock over consideration paid	—	—	—	13,713	—
Net income (loss) avaliable to common stockholders	$377,665	$(178,710)	$330,315	$(968,473)	$(529,043)
Net income (loss) per common share – Basic	$6.14	$(3.44)	$6.58	$(19.40)	$(10.61)
Net income (loss) per common share – Diluted	$6.14	$(3.44)	$6.58	$(19.40)	$(10.52)
Basic weighted average common shares outstanding	61,500,847	51,976,462	50,229,102	49,923,930	49,854,174
Diluted weighted average common shares and common share equivalents outstanding	61,500,847	51,976,462	50,229,102	49,923,930	50,306,816

Balance Sheet Data (In thousands)

	Year ended December 31,
	2013	2012	2011	2010	2009
Total real estate investments, net	$333,465	$23,109	$7,631	$2,226,212	$3,148,790
Loans and other lending investments, net	—	73	828	1,512	—
Assets held for sale, net	—	1,952,264	2,078,146	2,441,827	2,633,225
Investment in unconsolidated joint ventures	39,385	72,742	496	3,650	84,865
Total assets	$491,663	$2,168,836	$2,258,330	$5,491,993	$6,765,437
Mortgage note payable	122,180	—	—	1,640,671	1,702,155
Mezzanine loans payable	—	—	—	549,713	553,522
Term loan, credit facility and repurchase facility	45,000	—	—	—	—
Junior subordinated notes	—	—	—	—	52,500
Total liablilites	225,190	2,420,664	2,698,760	5,984,986	6,197,919
Stockholders' equity	$266,473	$(251,828)	$(440,430)	$(492,993)	$567,518

Other Data (In thousands)

	For the year ended December 31,
	2013	2012	2011	2010	2009
Funds from operations(1)	$1,267	$(24,616)	$(24,696)	$(21,984)	$53,352
Cash flows provided by operating activities	$29,403	$283	$87,105	$116,831	$86,960
Cash flows provided by (used by) investing activities	$(216,092)	$248,288	$51,133	$154,707	$131,121
Cash flows provided by (used by) financing activities	$124,620	$(306,894)	$(195,358)	$(189,038)	$(216,564)

(1)	We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to non-controlling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages for third-parties, including our Bank of America Portfolio joint venture, commercial real estate assets.

We were founded in 2004 as a specialty finance Real Estate Investment Trust focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our board of directors announced a repositioning of us as an equity REIT. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and began trading on the New York Stock Exchange under our new symbol GPT.

We seek to acquire and manage a diversified portfolio of high quality net leased properties that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We expect that these properties generally will be leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for all property related expenses such as real estate taxes, insurance, and repair and maintenance costs. We believe this lease structure provides an owner cash flows over the term of the lease that are more stable and predictable than other forms of leases, and minimizes the ongoing capital expenditures often required with other property types.

We approach the net leased market as a value investor, looking to identify and acquire net leased properties that we believe offer attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties, where we believe attractive investment opportunities currently exist. We focus on acquiring assets in major markets where strong demographic and economic growth offer, in our view, a higher probability of producing long term rent growth and/or capital appreciation. Our goal is to grow our existing portfolio and become a pre-eminent owner of net leased commercial industrial and office properties in the United States.

We believe that within the net leased industry, industrial and office investments offer a fundamentally different opportunity from the market for net leased retail assets. Industrial and office assets tend to be heterogeneous, and valuation is frequently influenced by local real estate market conditions and tenant preferences. In our view, the skillset required to properly underwrite industrial and office assets is specific to those assets and can be used to drive significant investment outperformance. We also believe that well-located industrial and office assets are better positioned to experience rent growth and asset price appreciation than single tenant retail assets in an inflationary environment.

As of December 31, 2013, we owned interests (either directly or through a joint venture) in 107 properties containing an aggregate of approximately 7.8 million rentable square feet. The following is a summary of the characteristics of our property portfolio at December 31, 2013 and also taking into account the lease for our build-to-suit project in Hialeah Gardens, Florida that is currently under construction and is anticipated to be completed in the second quarter of 2014 and leased to Preferred Freezer Services of Hialeah, LLC upon completion of construction:

•	99.1% occupancy;
•	a weighted average remaining lease term of 11.7 years (based on annualized base rent);
•	53.5% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on annualized base rent);
•	Industrial portfolio comprised of 4.2 million aggregate rentable square feet with an average base rent per square foot of $5.33;
•	Office portfolio comprised of 3.4 million aggregate rentable square feet with an average base rent per square foot of $9.53 (including the properties we own through joint ventures);

•	Specialty asset portfolio of three improved sites comprised of 186 acres of land and 256 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot and a rental car company; and,
•	Top five tenants by annualized base rent include: Bank of America (31%); Adesa Texas, Inc., (11%); EF Transit, Inc., (6%); AMCOR Rigid Plastics USA, Inc., (6%); and Preferred Freezer Services of Hialeah, LLC, (5%). Our lease with Preferred Freezer Services of Hialeah, LLC starts upon completion of construction of the facility currently expected in the second quarter of 2014.

We have achieved a number of important milestones since our board of directors elected to reposition our company as a REIT focused on acquiring and managing income producing net leased properties, including:

Property Investment

•	During the year ended December 31, 2013, we acquired 29 properties aggregating approximately 4.0 million square feet for a total purchase price of approximately $340.8 million.
•	As of December 31, 2013, our property portfolio is 99.1% occupied for a weighted average lease term of 11.7 years, 53.5% is leased to investment grade tenants.

Sold Specialty Finance Business/Assets and Reduced Costs

•	In March 2013, we sold our collateral management and sub-special servicing contracts for our three CDOs, disposed of certain non-core legacy assets and exited the commercial real estate finance business.
•	We downsized our New York City headquarters office, closed one satellite property management office, reduced employee headcount, rebid our professional consulting and insurance contracts, and reduced annual run rate management, general and administrative expenses.

Raised Capital and Repaid Accrued Preferred Stock Dividends

•	In September 2013, we entered into a $100.0 million senior secured credit facility with an accordion feature to increase the facility to $150.0 million, which was exercised by us and approved by the lenders in February 2014.
•	In October 2013, we issued and sold 11.5 million shares of our common stock in a private placement at a price of $4.11 per share, resulting in total net proceeds to us of approximately $45.5 million.
•	In December 2013, our board declared, and in January 2014, we paid in full, the accrued and unpaid dividends on our Series A Preferred Stock and began the timely payment of the quarterly preferred dividends beginning with the dividend due January 15, 2014, positioning us to re-commence dividends on our common stock.

Optimized Asset Management Business

•	We executed or extended asset management contracts with third-party property owners, including our joint venture partners, resulting in an aggregate of $1.4 billion in assets under management at December 31, 2013;
•	During the year ended December 31, 2013, we generated $40.9 million in asset management revenue, including a $12.0 million out-performance fee (pre-tax) under our asset management agreement with KBS.

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

We conduct substantially all of our operations through our operating partnership, GPT Property Trust LP, or our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our realty management business primarily through a wholly-owned TRS.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Property Investment

During the year ended December 31, 2013, we acquired 29 properties aggregating approximately 4.0 million square feet for a total purchase price of approximately $340.8 million. A summary of our consolidated portfolio as of December 31, 2013 and 2012 is presented below:

	Number of Properties		Rentable Square Feet		Occupancy		Weighted-average Lease Term(1)
Properties	December 31, 2013	December 31, 2012(3)	December 31, 2013	December 31, 2012(3)	December 31, 2013	December 31, 2012(3)	December 31, 2013	December 31, 2012(3)
Office/Banking Centers	3	—	48,709	—	100.0%	0.0%	8.45	—
Industrial Properties(2)	25	2	4,222,613	539,429	100.0%	100.0%	10.38	10.04
Specialty Assets	3	—	255,738	—	100.0%	0.0%	13.87	—
Total	31	2	4,527,060	539,429	100.0%	100.0%	10.55	10.04

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2013 and 2012, respectively. The weighted-average calculation is based upon square footage.
(2)	The Industrial properties line includes the build-to-suit property in Hialeah Gardens, Florida, which was purchased on May 30, 2013 and represents a 118 thousand square foot cold storage facility currently being constructed, which will be 100% leased for an initial term of 25 years when completed in the second quarter of 2014.
(3)	Properties classified as held-for-sale at 12/31/2012 are not included in the table above.

Joint Ventures

Bank of America Portfolio — We own a 50% joint venture interest in the Bank of America Portfolio, which is comprised of 75 office properties and banking centers located across the United States totaling approximately 3.2 million rentable square feet. As of December 2013, 95% of the rentable square feet in the Bank of America Portfolio is leased to Bank of America, N.A. under a master lease with expiration dates through 2023. As of December 31, 2013, the Bank of America Portfolio had a total portfolio occupancy of approximately 96%. We acquired our joint venture interest in the Bank of America Portfolio in December 2012. The joint venture’s acquisition of the Bank of America Portfolio was financed with a $200.0 million floating rate, interest-only mortgage loan maturing in December 2014, collateralized by 67 properties of the portfolio. The remaining eight properties are unencumbered. During the year ended December 31, 2013, the joint venture sold 38 properties for aggregate net proceeds of approximately $43.3 million.

Philips Electronics — We own a 25% interest in Philips HQ JV, which is owner of a fee interest in 200 Franklin Square Drive, a 200 thousand square foot office building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is subject to a $41.0 million fixed-rate mortgage loan with an anticipated repayment date in 2015.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third-parties including our Bank of America Portfolio Joint Venture. As of December 31, 2013, this business, which operates under the name Gramercy Asset Management, managed approximately $1.4 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States. We manage properties for companies including KBS, Garrison through their investment in the Bank of America Portfolio Joint Venture, and Oak Tree Capital Management, L.P.

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

In December, 2013, one of our wholly owned TRSs extended the Original Management Agreement with KBS. The Original Management Agreement was extended through execution of an Amended and Restated Asset Management Services Agreement, or the Management Agreement, effective as of December 1, 2013. As part of the execution of the Management Agreement, KBS made a $12.0 million payment to our TRS in satisfaction of the profit participation provisions under the Original Management Agreement. In addition, the Management Agreement provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

Commercial Real Estate Finance

On March 15, 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. Our commercial real estate finance business invested in and managed a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS and preferred equity involving commercial properties throughout the United States, and which held interests in real estate properties acquired through foreclosures. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three Collateralized Debt Obligations, or CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6.3 million in cash, after expenses. We retained our subordinate debt and equity ownership, or Retained CDO Bonds, in the CDOs, which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. On March 15, 2013, we deconsolidated the assets and liabilities of Gramercy Finance from our Consolidated Financial Statements and recognized a gain on the disposal of $389.1 million within discontinued operations. The carrying value of the retained CDO bonds was $6.8 million as of December 31, 2013.

In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. We received reimbursements of $6.1 million during the year ended December 31, 2013, and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2013 is $8.8 million. We do not anticipate receiving a substantial portion of the remaining CDO servicing advance reimbursements until the second half of 2014.

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

Variable Interest Entities

Consolidated VIEs

As of December 31, 2013, we had no consolidated VIEs.

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment, we deconsolidated three VIEs, the CDOs. We were the collateral manager of the three CDOs and in our capacity as collateral manager, we made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which we concluded that we were the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, we transferred the collateral management and sub-special servicing agreements for our three CDOs to CWCapital, thereby removing ourselves as the collateral manager and our ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, we had no continuing involvement with the collateral to the CDOs, and as a result, we determined that we were no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

We have retained our subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide us with the potential to receive continuing cash flows in the future, however, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Consolidated Balance Sheets.

Unconsolidated VIEs

Investment in Retained CDO Bonds

As further discussed above, on March 15, 2013, we recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. We are not obligated to provide any financial support to these CDOs. Our maximum exposure to loss is limited to our interest in the Retained CDO Bonds and we do not control the activities that most significantly impact the VIEs’ economic performance.

Real Estate Investments

We record acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. We allocate the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase in the case of below-market leases or a decrease in the case of above-market leases to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease. We assess the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental revenue over the renewal period.

Acquired real estate definitions that do not meet the definition of a business combination are recorded at cost. Acquired real estate investments which are under construction are considered build-to-suit transactions and are also recorded at cost. In build-to-suit transactions, we engage a developer to construct a property or provide funds to a tenant to develop a property. We capitalize the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.

Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

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

During 2013, we recorded no impairment charges related to our investments in real estate. During 2012, we recorded impairment charges of $35,043 related to our investments in real estate, which were classified as discontinued operations related to the disposal of Gramercy Finance. During 2011, we recorded impairment charges of $1,237 related to our investments in real estate, which were re-classified as discontinued operations as part of the Settlement Agreement with KBS.

Investments in Joint Ventures

We account for our investments in joint ventures under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to us. As of December 31, 2013 and 2012, we had investments of $39,385 and $72,742 in joint ventures, respectively.

Assets Held-for-Sale

As of December 31, 2013, we had no assets classified as held for sale.

In connection with our efforts to exit Gramercy Finance and the commercial real estate finance business, we classified the assets and liabilities of Gramercy Finance as held-for-sale. As of December 31, 2012, we had assets classified as held-for-sale of $1,952,264 related to the disposal of Gramercy Finance. We recorded impairment charges of $27,180 within discontinued operations on loans and real estate investments to adjust the carrying value to the lower of cost or fair value and other-than-temporary impairments of $128,087 within discontinued operations as we no longer could express the intent to hold CMBS investments until the recovery of amortized cost for all CMBS in an unrealized loss position. On March 15, 2013, we completed the disposal of Gramercy Finance. For a further discussion regarding the measurement of financial instruments and real estate assets of the Gramercy Finance segment see Note 11 and Note 3 in the accompanying notes to our Consolidated Financial Statements.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded on real estate assets and current and prior periods are reclassified as “discontinued operations.” As of December 31, 2013 and 2012, we had real estate investments held-for-sale of $0 and $88,806, respectively. We recorded impairment charges of $0, $35,043 and $1,237 during the years ended December 31, 2013, 2012 and 2011, respectively, related to real estate investments within discontinued operations.

Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer. In 2013 and 2012, we did not recognize any gain on settlement of debt.

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

Tenant and Other Receivables

Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.

Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.

Rental revenue is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

We continually review receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable.

Intangible Assets and Liabilities

We follow the acquisition method of accounting for business combinations. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance. The accrual for reimbursement of servicing advances incurred while we were the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. We have no control over the timing of the resolution of the related assets, however, we earn accrued interest at the prime rate for the time that these reimbursements are outstanding. For the year ended December 31, 2013 we received reimbursements of $6,055. As of December 31, 2013, the servicing advances receivable is $8,758.

We review the servicing advances receivable on a quarterly basis and determine collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2013, we have reviewed the outstanding servicing advances and have determined that all amounts are collectible.

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDO’s, which we recognized at fair value in March 2013 in conjunction with the disposal of Gramercy Finance. Our management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that we will realize any proceeds from this investment, or what the timing of investment income for the expected remaining life of the Retained CDO Bonds. We consider these investments to be not of high credit quality and do not expect a full recovery of interest and principal. Therefore, we have suspended interest income accruals on these investments. On a quarterly basis, we evaluate the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, we will record an other-than-temporary impairment in the Consolidated Statements of Operations and Comprehensive Income (Loss). To determine the component of the other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of the Retained CDO Bonds to the present value of our revised expected cash flows, discounted using our pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, we will prospectively adjust the yield using the effective yield method.

As of December 31, 2013, the Retained CDO Bonds had an amortized cost of $7,981 and a fair value of $6,762. For the year ended December 31, 2013, we recognized an other-than-temporary impairment, or OTTI, of $2,002 on the Retained CDO Bonds.

Valuation of Financial Instruments

At December 31, 2013, we measured financial instruments, including Retained CDO Bonds and derivative instruments on a recurring and non-recurring basis. At December 31, 2012, we measured financial instruments that were disposed of in the first quarter of 2013 in connection with the disposal of Gramercy Finance at fair value on a recurring basis and non-recurring basis. These financial instruments were deconsolidated at fair value in connection with the disposal of Gramercy Finance on March 15, 2013.

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

At December 31, 2013, we measured financial instruments, including Retained CDO bonds and derivative instruments on a recurring basis. At December 31, 2012, we measured financial instruments, including CMBS available for sale and derivative instruments on a recurring basis.

Retained CDO Bonds:  Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that we would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement.

Derivative instruments:  Fair values of our derivative instruments, such as interest rate swaps, are valued using advice from a third-party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance. Fair value of our derivative instruments, such our CVR investments are valued using a Black-Scholes model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate.

At December 31, 2013, we did not measure any financial instruments on a non-recurring basis. At December 31, 2012, we measured real estate investments and loans subject to impairment or reserves for loan loss at fair value on a nonrecurring basis.

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

Asset Management Business

The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.

Certain of our asset management contracts include provisions that may allow us to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. We recognize incentive fees on our asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date, through the measurement date. If the contact may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.

The Original Management Agreement, originally entered into March 30, 2012, was extended in 2013 through execution of an Amended and Restated Asset Management Services Agreement, or the Management Agreement, effective as of December 1, 2013 and provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBS, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

Our Original Management Agreement with KBS, which was in effect through December 1, 2013, provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBS). The Threshold Value Profits Participation was capped at a maximum of $12,000 and was payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions including the payment by KBS of a $750 extension fee) and the date on which KBS, directly or indirectly sells, conveys or otherwise transfers at least 90% of the KBS portfolio.

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, we recognized incentive fees of $5,700 related to our Original Management Agreement with KBS, pursuant to which we provide asset management services to KBS with respect to a portfolio of office and banks branches, or the KBS Portfolio. Subsequently, following the signing of the Management Agreement, KBS paid $12,000 to us in satisfaction of our profit participation interest under the Original Management Agreement. For the year ended December 31, 2013, 2012 and 2011 we recognized incentive fees of $10,223, $1,277 and $500, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2012 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Stock-Based Compensation Plans

We have a stock-based compensation plan, described more fully in Note 13 in the accompanying financial statements. We account for this plan using the fair value recognition provisions. We use the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation cost. These inputs are highly subjective and generally require significant analysis and judgment to develop.

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

	2013	2012
Dividend yield	5.50%	5.00%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	0.72%	0.89%
Expected stock price volatility	53.00%	80.00%

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

We may from time to time use derivative instruments in connection with the private placement of equity. In October 2013, we entered into contingent value rights agreements, or CVR agreements, with the share purchasers. Pursuant to each CVR Agreement, we issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. On March 25, 2014, or the CVR Test Date, we will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, we will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash, equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP. These CVRs are not designated as hedge instruments. The CVRs do not qualify, nor did we intend for these instruments to qualify, as hedging instruments.

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

We recognize all derivatives on the balance sheet at fair value. Derivative instruments that were assets and liabilities of the CDOs were classified as held-for-sale as of December 31, 2012 and then disposed of in the first quarter of 2013 in connection with the disposal of Gramercy Finance. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by us are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 12.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded $8,908, $3,330, and $563 of income tax expense, including $2,515, $0, and $0 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to our TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

Our policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2013, 2012 and 2011, we did not incur any material interest or penalties.

Results of Operations

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenues

	2013	2012	Change
Management fees	$40,896	$34,667	$6,229
Rental revenue	12,181	267	11,914
Investment income	1,717	600	1,117
Operating expense reimbursements	1,203	174	1,029
Other income	707	1,113	(406)
Total Revenue	$56,704	$36,821	$19,883
Equity in net loss of joint ventures	$(5,662)	$(2,904)	$(2,758)

Management fees for the year ended December 31, 2013 are $40,896 as compared to $34,667 for the year ended December 31, 2012. Management fees are comprised of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture which commenced in December 2012. For the year ended December 31, 2013, we earned $29,794 from our contract with KBS, $8,330 from our contract with the Bank of America Portfolio Joint Venture, and $2,772 from other management contracts. For the year ended December 31, 2012, we earned $34,667 from our contract with KBS. The increase in management fees is primarily attributable to $10,223 of incentive fees recognized for the year ended December 31, 2013 as compared to $1,277 recognized for the year ended December 31, 2012.

Rental revenue was $12,181 and $267 for the years ended December 31, 2013 and 2012, respectively. The increase of $11,914 is due to the acquisition of 29 properties in the year ended December 31, 2013 compared to the acquisition of 2 properties in the year ended December 31, 2012.

Investment income for the years ended December 31, 2013 and 2012 was $1,717 and $600, respectively. Investment income for the year ended December 31, 2013 was primarily attributable to income accretion on the Retained CDO Bonds subsequent to our disposal of our Gramercy Finance segment and exit from the commercial real estate finance business in March 2013. For the year ended December 31, 2012, investment income was primarily generated from a mezzanine loan investment made in connection with the acquisition of our Bank of America Portfolio Joint Venture.

Operating expense reimbursements are comprised of amounts reimbursed by tenants for property operating expenses we are responsible for paying, and the costs are passed through to the tenants. Operating expense reimbursements were $1,203 and $174 for the year ended December 31, 2013 and 2012, respectively. The increase in operating expense reimbursements is attributable to acquisitions made during the year ended December 31, 2013. For the year ended December 31, 2012, operating expense reimbursements were only attributable to the Indianapolis Industrial Portfolio, which was acquired in November 2012.

For the year ended December 31, 2013, other income is primarily comprised of $611 gain on the liquidation of a joint venture and interest earned on cash balances held by us. For the year ended December 31, 2012, other income is primarily comprised of $1,000 payment received related to settlement of a previously defaulted loan investment held outside of our commercial real estate finance segment and interest earned on cash balances held by us.

The equity in net loss of joint ventures of $5,662 and $2,904 for the year ended December 31, 2013 and 2012, respectively, represents our proportionate share of the loss generated by our joint venture interests, including our Bank of America Portfolio Joint Venture acquired in December 2012. The Bank of America Portfolio Joint Venture net loss for the year ended December 31, 2013 includes our pro-rata share of impairments of $4,866 and gains on sales of $399 related to held-for-sale and sold properties and $4,534 loss from the sale of successor borrower of a defeased mortgage acquired as part of the joint venture’s acquisition. The pool of government securities which served as collateral for the mortgage, generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense. Our proportionate share of the income (loss) generated by our joint venture interests includes $8,878 and $669 of real estate-related depreciation and amortization, which when added back with the impairments and gains, results in a contribution to Funds from Operations, or FFO, of $5,449 and $7,846 for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2012, there was $5,611 of equity in net income of joint ventures classified as discontinued operations.

Expenses

	2013	2012	Change
Property operating expenses	$22,279	$23,226	$(947)
Other-than-temporary impairment	2,002	—	2,002
Depreciation and amortization	5,675	256	5,419
Interest expense	1,732	—	1,732
Management, general and administrative	18,210	25,335	(7,125)
Unrealized loss on derivatives	115	—	115
Acquisition expenses	2,808	111	2,697
Provision for taxes	6,393	3,330	3,063
Total Expenses	$59,214	$52,258	$6,956

Property operating expenses are comprised of costs related to our asset and property management business as well as expenses directly attributable to our owned portfolio of income producing industrial and office properties. Property operating expenses include those costs in our owned portfolio which we are responsible for during the lease term but the cost is passed through to the tenant as operating expense reimbursement revenue. Property operating expenses were $22,279 and $23,226 for the year ended December 31, 2013 and 2012 respectively. The decrease in property operating expenses is primarily attributable reduced professional fees related to rebidding professional consulting and other contracts in an effort to reduce our annual operating costs and reduction in salaries and benefits.

During the year ended December 31, 2013, we recorded other-than-temporary impairments of $2,002 on our retained CDO Bonds, due to adverse changes in expected cash flows related to the retained bonds subsequent to our disposal of our Gramercy Finance segment and exit from the commercial real estate finance business in March 2013. Accordingly there was no other-than-temporary impairments during the year ended December 31, 2012.

We recorded depreciation and amortization expenses of $5,675 for the year ended December 31, 2013, compared to $256 for the year ended December 31, 2012. The increase of $5,419 in depreciation expense is primarily due to the acquisition of 29 properties in the year ended December 31, 2013, compared to the acquisition of 2 properties in the year ended December 31, 2012.

Interest expense is incurred from borrowings under our senior secured credit facility as well as expenses incurred in connection with other secured financing arrangements encumbering eight other properties. We recorded interest expenses of $1,732 for the year ended December 31, 2013 related to long-term secured debt aggregating $167,180 as of December 31, 2013. For the year ended December 31, 2012, we had no long term secured debt and accordingly no interest expense was incurred.

Management, general and administrative expenses were $18,210 for the year ended December 31, 2013 as compared to $25,335 for the year ended 2012. The decrease of $7,125 is primarily related to $2,615 of costs incurred in connection with our strategic review process completed in 2012, and reduced employee headcount and corresponding decreases in salary and employee benefit costs of $1,696, a reduction in legal and professional fees of $1,095, a reduction in compliance and auditing costs of $1,004 and reduced insurance costs of $336, all of which related to rebiding professional and consulting arrangements as well as savings achieved in connection with reduced complexity of our business subsequent to our disposal of our Gramercy Finance segment and exit from the commercial real estate finance business in March 2013. The remainder of the decrease in management, general and administrative costs for the year ended December 31, 2013 is primarily attributable to lower occupancy costs for leased corporate and regional management offices.

Real estate acquisition costs were $2,808 and $111 for the year ended December 31, 2013 and 2012, respectively, and were comprised of costs incurred to complete the acquisition of properties accounted for as business combinations.

The provision for taxes is primarily attributable to federal, state and local taxes incurred in connection with our asset and property management business conducted in a TRS. The provision for taxes was $6,393 and $3,330 for the year ended December 31, 2013 and 2012, respectively. The increase in the provision is primarily attributable to additional incentive fee revenue recognized during the year ended December 31, 2013.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

Revenues

	2012	2011	Change
Management fees	$34,667	$7,336	$27,331
Rental revenue	267	—	267
Investment income	600	—	600
Operating expense reimbursements	174	—	174
Other income	1,113	436	677
Total Revenue	$36,821	$7,772	$29,049
Equity in net income (loss) of joint ventures	$(2,904)	$121	$(3,025)

Management fees for the year ended December 31, 2012 were $34,667 and for the year ended December 31, 2011 were $7,336. Management fees are comprised of asset management, property management and administration fees earned pursuant to the Management Agreement which was effective September 1, 2011.

Rental revenue was $267 and $0 for the years ended December 31, 2012 and 2011, respectively. The increase of $267 is due to the acquisition of two industrial properties in November 2012.

Investment income was primarily generated from a mezzanine loan investment made in connection with the acquisition of our Bank of America Portfolio Joint Venture.

Operating expense reimbursements were $174 the year ended December 31, 2012 and were related two industrial properties acquired in November 2012.

Other income of $1,113 for the year ended December 31, 2012 is primarily comprised of a $1,000 payment received related to settlement of a previously defaulted loan investment held outside of our commercial real estate finance segment. The remainder of other income for the year ended December 31, 2012 and 2011 is related to interest earned on cash balances held by us.

The equity in net income (loss) of joint ventures of $2,904 for the year ended December 31, 2012 represents our proportionate share of the loss generated by two joint venture interests, including our Bank of America Portfolio Joint Venture acquired in December 2012. The equity in net income of joint ventures of $121 for the year ended December 31, 2011 represents our proportionate share of the income generated by one joint venture interest. Our proportionate share of the income (loss) generated by our joint venture interests including $669 and $3,219 of real estate-related depreciation and amortization, which when added back, results in a reduction of Funds from Operations, or FFO, of $7,846 for the year ended December 31, 2012 and a contribution to FFO, of $1,242 for the year ended December 31, 2011, including losses of $5,611 and $2,098 classified as discontinued operations, respectively.

Expenses

	2012	2011	Change
Property operating expenses	$23,226	$5,947	$17,279
Other-than-temporary impairment	—	—	—
Depreciation and amortization	256	136	120
Interest expense	—	—	—
Management, general and administrative	25,335	22,150	3,185
Unrealized loss on derivatives	—	—	—
Acquisition expenses	$111	—	$111
Provision for taxes	3,330	563	2,767
Total Expenses	$52,258	$28,796	$23,462

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

Management, general and administrative expenses were $25,446 for the year ended December 31, 2012, compared to $22,150 for the same period in 2011. The increase of $3,296 is primarily related to the write off of $2,615 in costs related to our strategic review process completed in the second quarter of 2012, $111 of acquisition costs for two industrial properties, increases of corporate legal fees of $715 and salary and employee benefit costs of $1,201, which were partially offset by reductions in audit fees, other professional fees and insurance of $1,347.

The provision for taxes was $3,330 for the year ended December 31, 2012, versus $563 for the year ended December 31, 2011. The increase of $2,767 is primarily related to taxes on our asset management business which is conducted in a TRS.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our private placement of common equity; (iii) borrowings under our credit facility; (iv) new financings, and; (v) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our future growth will depend, in large part, upon our ability to raise additional capital. In the event we are not able to successfully access new equity or debt capital, we will rely primarily on cash on hand and cash flows from operations to satisfy our liquidity requirements. As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipated short-term and long-term liquidity needs as well as our recourse liabilities, if any. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

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

Beginning with the third quarter of 2008 our board of directors elected not to pay a dividend on our common stock. Additionally our board of directors elected not to pay the Series A Preferred Stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. As of December 31, 2013 and December 31, 2012, we accrued $37,600 and $30,438, respectively, for the Series A Preferred Stock dividends. In December 2013, our board of directors authorized and we declared a “catch-up” dividend for all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and we declared a Series A Preferred Stock quarterly dividend payment for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend will be paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014.

In March 2014, our board of directors authorized and declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. Our board of directors also authorized and declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

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

Cash Flows

Net cash provided by operating activities increased $29,120 to $29,403 for the year ended December 31, 2013 compared to $283 for the same period in 2012. Operating cash flow was generated primarily by management fees, servicing advance recoveries and net rental revenue from our real estate investments.

Net cash used by investing activities for the year ended December 31, 2013 was $216,092 compared to net cash provided by investing activities of $248,288 during the same period in 2012. The decrease in cash flow from investing activities is primarily attributable to the acquisition of 29 properties net of assumed mortgages. The change is also attributable to activities in our commercial real estate finance business which we disposed of in the first quarter of 2013 and classified as discontinued operations. The decrease in cash flows from our finance business is attributable to the decrease in proceeds from real estate sales and principal collections on investments, which is offset by proceeds from the sale of the collateral management and sub-special servicing agreements for our three CDOs and the sale of a joint venture to a related party.

Net cash provided by financing activities for the year ended December 31, 2013 was $124,620 as compared to net cash used by financing activities of $306,894 during the same period in 2012. The change is primarily attributable to the decrease in restricted cash within the CDOs and proceeds from the sale of repurchased CDO bonds, and partially offset by an increase in repayments of liabilities issued by our CDOs. The decrease in cash flows in 2013 is also attributable to proceeds received from the origination of a mortgage note payable on our real estate assets.

Capitalization

Our authorized capital stock consists of 200,000,000 shares, $0.001 par value per share, of which we are authorize to issue up to 100,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 75,000,000 shares of excess stock, $0.001 par value per share. As of December 31, 2013, 71,313,043 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

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

We issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of our common stock, par value $0.001 per share; (ii) 2,000,000 shares of Class B-1 non-voting common stock, par value $0.001 per share; and (iii) 2,000,000 shares of Class B-2 non-voting common stock, par value $0.001 per share on December 6, 2012. The shares were issued as consideration for our contribution to the joint venture with Garrison in connection with the acquisition of the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of our common stock on the New York Stock Exchange on the day prior. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of our common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. Each share of Class B-1 common stock and Class B-2 common stock that has not previously been converted and remains outstanding on March 5, 2014 shall, automatically and without any action on the part of the holder thereof, convert into one share of common stock on such date. During 2013, all Class B-1 and Class B-2 common stock was converted into an equal amount of shares of our common stock. In December, 2013, we filed an articles supplementary to our charter to reclassify 2,000,000 authorized shares of Class B-1 common stock and 2,000,000 authorized shares of Class B-2 common stock into the same number of authorized but unissued shares of our common stock. The reclassification (i) increased the number of shares of common stock from 96,000,000 shares immediately prior to the reclassification to 100,000,000 shares of common stock immediately after the reclassification; (ii) decreased the number of shares classified as Class B-1 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification; and (iii) decreased the number of shares classified as Class B-2 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification.

In October 2013, we entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of 11,535,200 unregistered shares of common stock at a purchase price of $4.11 per share, raising net proceeds of $45,520. Pursuant to the Purchase Agreement, each purchaser has agreed that it will not, without our prior written consent, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased pursuant to the purchase agreement until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if we issue common stock or securities convertible into common stock, except for certain permitted issuances, then the purchasers will have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance and (2) elect the benefit of any different terms provided to the new investors.

Pursuant to the Purchase Agreement, we entered into contingent value rights agreements, or CVR agreements, with the purchasers at the closing of the sale of common stock. Pursuant to each CVR Agreement, we issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. On March 25, 2014, or the CVR Test Date, we will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, we will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash, equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP.

Preferred Stock

In April 2007, we issued 4,600,000 shares of our 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share, or the Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, we may at our option redeem the Series A Preferred Stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. In November 2010, we repurchased 1,074,178 shares of the Series A Preferred Stock pursuant to a tender offer.

Beginning with the fourth quarter of 2008, our board of directors elected not to pay the quarterly Series A Preferred Stock dividends of $0.50781 per share. As of December 31, 2013 and 2012, we accrued Series A Preferred Stock dividends of $37,600 and $30,438, respectively. In December 2013, our board of directors authorized and we declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and we declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014.

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

As of December 31, 2013, there were approximately 534,038 phantom stock units outstanding, of which 528,538 units are vested.

Market Capitalization

At December 31, 2013, our consolidated market capitalization is $665,376 based on a common stock price of $5.75 per share and the closing price of our common stock on the New York Stock Exchange on December 31, 2013. Market capitalization includes consolidated debt and common and preferred stock.

Equity Incentive Plan

In connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, we have granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if our common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if our common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle. Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if our common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units issued in July 2012 in connection with the hiring of new executives had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718. In March 2013, we granted four senior officers equity awards pursuant to the 2012 Outperformance Plan in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. We used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to our common stock. Compensation expense of $555 and $210 was recorded for the years ended December 31, 2013 and 2012 for the 2012 Outperformance Plan. Compensation expense of $1,943 will be recorded over the course of the next 36 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2013.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the hiring of these executives, we adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, we may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment. Equity awards issued under the Inducement Plan had a fair value of $3,830 on the date of grant. Compensation expense of $766 and $383 was recorded for years ended December 31, 2013 and 2012 for the 2012 Inducement Equity Incentive Plan. Compensation expense of $2,681 will be recorded over the course of the next 30 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2012. In March 2013, we granted to four senior officers pursuant to the Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either our stock price or an adjusted funds from operations (as defined by our compensation committee).

Indebtedness

The table below summarizes secured and other debt at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Mortgage notes payable	$122,180	$—
Secured revolving credit facility	45,000	—
Collateralized debt obligations	—	2,188,597
Total	$167,180	$2,188,597
Cost of debt	0.00% to 6.95%	LIBOR+0.47%

Secured Revolving Credit Facility

On September 4, 2013, we entered into a Credit and Guaranty Agreement, with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility, which Credit and Guaranty Agreement was amended and restated on September 24, 2013, or the Credit Facility. The aggregate amount of the Credit Facility may be increased to a total of up to $150,000, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Credit Facility and to the payment of an extension fee. The Credit Facility is guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and is secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross assets. The Credit Facility will have an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that we must comply with in order to borrow under the facility. We are in compliance with the covenants under the Credit Facility at December 31, 2013. As of December 31, 2013, there were borrowings of $45,000 outstanding under the Credit Facility and 18 properties were in the borrowing base.

Mortgage and Mezzanine Loans

Certain real estate assets are subject to mortgage and mezzanine liens. During 2013, we entered into $72,245 non-recourse mortgage loans with weighted average fixed-rate of 4.83% and a weighted-average floating rate of LIBOR + 2.10%. These mortgages were secured by six properties. We also assumed $48,898 of non-recourse mortgages in connection with the acquisition of two real estate acquisitions.

Contractual Obligations

We are obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of December 31, 2013, we had four outstanding commitments: (1) the construction of an approximately 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $16,772; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options and therefore, no amounts are due and no unfunded amounts have been estimated.

Combined aggregate principal maturities of our credit facility, non-recourse mortgages and operating leases as of December 31, 2013 are as follows:

	Credit Facility	Mortgage Notes Payable	Interest Payments	Total
2014	$—	$7,576	$6,203	$13,779
2015	45,000	2,763	5,939	53,702
2016	—	2,895	5,091	7,986
2017	—	3,045	4,935	7,980
2018	—	15,986	4,563	20,549
Thereafter	—	88,108	18,137	106,245
Above/Below Market Interest	—	—	1,807	1,807
Total	$45,000	$120,373	$46,675	$212,048

Leasing Agreements

Future minimum rental revenue under non-cancelable and excluding reimbursements for operating expenses, as of December 31, 2013 are as follows:

Operating Leases
2014	$28,917
2015	30,398
2016	30,694
2017	31,040
2018	31,575
Thereafter	284,577
Total minimum lease rental income	$437,201

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

Beginning with the third quarter of 2008, our board of directors elected not to pay a dividend on our common stock. Our board of directors also elected not to pay the Series A Preferred Stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends were accrued for 21 quarters through December 31, 2013. In December 2013, our board of directors authorized and we declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and we declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014.

In addition, the board of directors authorized and we declared a dividend of $0.035 per common share for the first quarter of 2014, to be paid on April 15, 2014 to holders of record as of March 31, 2014.

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

Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. There were four months of rent abated at the commencement of the lease and as such we did not pay any rent under the lease for the year ended December 31, 2013.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, we gave notice that we were cancelling the lease for the corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue.

In September 2012, we recapitalized a portfolio of office buildings, which were part of the Gramercy Finance segment and owned within our CDOs, and located in Southern California, or the Southern California Office Portfolio, with an affiliate of SL Green and several other unrelated parties, through the contribution of an existing preferred equity investment to a newly formed joint venture. In January 2013, we sold the 10.6% interest in a joint venture of the Southern California Office Portfolio to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a director related entity of $1,317.

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

FFO for the years ended December 31, 2013, 2012 and 2011 are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) available to common shareholders	$377,665	$(178,710)	$330,315
Add:
Depreciation and amortization	6,449	5,205	70,215
FFO adjustments for unconsolidated joint ventures	11,111	669	3,219
Non-cash impairment of real estate investments	—	35,043	1,296
(Income) loss from discontinued operations	(392,999)	153,207	(358,380)
Less:
Non real estate depreciation and amortization	(952)	(4,059)	(7,044)
Gain on sale	—	(15,915)	(2,713)
FFO adjustment for discontinued operations	(7)	(20,056)	(61,604)
Funds from operations	$1,267	$(24,616)	$(24,696)
Funds from operations per share – basic	$0.02	$(0.47)	$(0.49)
Funds from operations per share – diluted	$0.02	$(0.47)	$(0.49)

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance also requires presentation on the Consolidated Statements of Operations and Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. We adopted this guidance for the first quarter of 2013, and our adoption resulted in increased disclosures but did not have a material effect on our Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a $45,000 floating rate secured line of credit and our Bank of America Joint Venture financed the acquisition of its portfolio with a $200,000 floating rate, interest-only first mortgage note. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$	(266)
+200 bps	$	(532)
+300 bps	$	(798)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Property Trust Inc.

We have audited the accompanying consolidated balance sheets of Gramercy Property Trust Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and non-controlling interests, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Property Trust Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Property Trust Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ Ernst & Young LLP

New York, New York
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Property Trust Inc.

We have audited Gramercy Property Trust Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gramercy Property Trusts Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gramercy Property Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Gramercy Property Trust Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 14, 2014

Gramercy Property Trust Inc.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Real estate investments, at cost:
Land	$73,131	$1,800
Building and improvements	264,581	21,359
Less: accumulated depreciation	(4,247)	(50)
Total real estate investments, net	333,465	23,109
Cash and cash equivalents	43,333	105,402
Restricted cash	179	12
Investment in joint ventures	39,385	72,742
Servicing advances receivable	8,758	—
Retained CDO bonds available for sale	6,762	—
Assets held-for-sale, net (includes consolidated VIEs of $0 and $1,913,353, respectively)	—	1,952,264
Tenant and other receivables, net	5,976	4,123
Acquired lease assets, net of accumulated amortization of $1,596 and $42	40,960	4,386
Deferred costs, net of accumulated amortization of $634 and $2,033	5,815	415
Other assets	7,030	6,383
Total assets	$491,663	$2,168,836
Liabilities and Equity (Deficit):
Liabilities:
Secured revolving credit facility	$45,000	$—
Mortgage notes payable	122,180	—
Total long term, secured debt	167,180	—
Accounts payable and accrued expenses	11,517	8,908
Dividends payable	37,600	30,438
Accrued interest payable	81	—
Deferred revenue	1,581	33
Below-market lease liabilities, net of accumulated amortization of $300 and $4	6,077	458
Liabilities related to assets held-for-sale (includes consolidated VIEs of $0 and $2,374,516, respectively)	—	2,380,162
Derivative instruments, at fair value	302	—
Other liabilities	852	665
Total liabilities	225,190	2,420,664
Commitments and contingencies	—	—
Equity (Deficit):
Common stock, par value $0.001, 100,000,000 and 96,000,000 shares authorized, 71,313,043 and 56,731,002 shares issued and outstanding at December 31, 2013 and 2012, respectively.	71	57
Common stock, Class B-1, par value $0.001, 0 and 2,000,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively.	—	2
Common stock, Class B-2, par value $0.001, 0 and 2,000,000 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively.	—	2
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 3,525,822 shares authorized, issued and outstanding at December 31, 2013 and 2012, respectively.	85,235	85,235
Additional paid-in-capital	1,149,896	1,102,227
Accumulated other comprehensive loss	(1,405)	(95,265)
Accumulated deficit	(967,324)	(1,344,989)
Total Gramercy Property Trust Inc. stockholders' equity (deficit)	266,473	(252,731)
Non-controlling interest	—	903
Total equity (deficit)	266,473	(251,828)
Total liabilities and equity (deficit)	$491,663	$2,168,836

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Management fees	$40,896	$34,667	$7,336
Rental revenue	12,181	267	—
Investment income	1,717	600	—
Operating expense reimbursements	1,203	174	—
Other income	707	1,113	436
Total revenues	56,704	36,821	7,772
Expenses
Property operating expenses:
Property management expenses	20,868	21,380	10,099
Property operating expenses:	1,411	1,846	(4,152)
Total property operating expenses	22,279	23,226	5,947
Other-than-temporary impairment	3,339	—	—
Portion of impairment recognized in other comprehensive loss	(1,337)	—	—
Net impairment recognized in earnings	2,002	—	—
Interest expense	1,732	—	—
Depreciation and amortization	5,675	256	136
Management, general and administrative	18,210	25,335	22,150
Unrealized loss on derivative instruments	115	—	—
Acquisition expenses	2,808	111	—
Total expenses	52,821	48,928	28,233
Income (loss) from continuing operations before equity in income (loss) from joint ventures and provisions for taxes	3,883	(12,107)	(20,461)
Equity in net income (loss) of joint ventures	(5,662)	(2,904)	121
Loss from continuing operations before provision for taxes and discontinued operations	(1,779)	(15,011)	(20,340)
Provision for taxes	(6,393)	(3,330)	(563)
Loss from continuing operations	(8,172)	(18,341)	(20,903)
Income (loss) from discontinued operations	5,057	(169,174)	70,034
Gain on sale of joint venture interest to a director related entity	1,317	—	—
Gain on settlement of debt	—	—	285,634
Net gains from disposals	389,140	15,967	2,712
Provision for taxes	(2,515)	—	—
Income (loss) from discontinued operations	392,999	(153,207)	358,380
Net income (loss) attributable to Gramercy Property Trust Inc.	384,827	(171,548)	337,477
Accrued preferred stock dividends	(7,162)	(7,162)	(7,162)
Net income (loss) available to common stockholders	$377,665	$(178,710)	$330,315
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	(3,221)	174,331	(279,243)
Reclassification adjustment for other-than-temporary impairment in net income (loss)	2,002	169,197	18,423
Unrealized gain (loss) on derivative instruments	(187)	2,146	(19,334)
Reclassification of unrealized holding gains on securities and derivative instruments due to the disposal of Gramery Finance	95,265	—	—
Other comprehensive income (loss)	93,859	345,674	(280,154)
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	478,686	174,126	57,323
Comprehensive income (loss) attributable to common stockholders	$471,524	$166,964	$50,161
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.25)	$(0.49)	$(0.55)
Net income (loss) from discontinued operations	6.39	(2.95)	7.13
Net income (loss) available to common stockholders	$6.14	$(3.44)	$6.58
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.25)	$(0.49)	$(0.55)
Net income (loss) from discontinued operations	6.39	(2.95)	7.13
Net income (loss) available to common stockholders	$6.14	$(3.44)	$6.58
Basic weighted average common shares outstanding	61,500,847	51,976,462	50,229,102
Diluted weighted average common shares and common share equivalents outstanding	61,500,847	51,976,462	50,229,102

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Non-controlling Interests
(Amounts in thousands, except share data)

	Common Stock		Common Stock, Class B-1		Common Stock, Class B-2		Series A Preferred Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Gramercy Property Trust Inc.	Non-controlling interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at December 31, 2010	49,984,559	$50	—	$—	—	$—	$85,235	$1,078,198	$(160,785)	$(1,496,594)	$(493,896)	$903	$(492,993)
Net income	—	—	—	—	—	—	—	—	—	337,477	337,477	—	337,477
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(19,334)	—	(19,334)	—	(19,334)
Change in net unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	(260,820)	—	(260,820)	—	(260,820)
Issuance of stock – stock purchase plan	20,448	—	—	—	—	—	—	—	—	—	—	—	—
Stock based compensation – fair value	1,081,259	—	—	—	—	—	—	2,402	—	—	2,402	—	2,402
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—	(7,162)	(7,162)	—	(7,162)
Balance at December 31, 2011	51,086,266	$50	—	$—	—	$—	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)
Net loss	—	—	—	—	—	—	—	—	—	(171,548)	(171,548)	—	(171,548)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	2,146	—	2,146	—	2,146
Change in net unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	343,528	—	343,528	—	343,528
Issuance of stock – stock purchase plan	36,324	1	—	—	—	—	—	185	—	—	186	—	186
Stock based compensation – fair value	2,608,412	3	—	—	—	—	—	2,429	—	—	2,432	—	2,432
Issuance of stock	3,000,000	3	2,000,000	2	2,000,000	2	—	19,013	—	—	19,020	—	19,020
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—	(7,162)	(7,162)	—	(7,162)
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Consolidated Statements of Stockholders’ Equity (Deficit) and Non-controlling Interests – (Continued)
(Amounts in thousands, except share data)

	Common Stock		Common Stock, Class B-1		Common Stock, Class B-2		Series A Preferred Stock	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total Gramercy Property Trust Inc.	Non-controlling interest	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net income	—	—	—	—	—	—	—	—	—	384,827	384,827	—	384,827
Change in net unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	9,914	—	9,914	—	9,914
Change in net unrealized gain on debt securities available for sale	—	—	—	—	—	—	—	—	(1,219)	—	(1,219)	—	(1,219)
Change in net unrealized loss on securities available for sale	—	—	—	—	—	—	—	—	23,083	—	23,083	—	23,083
Gramercy Finance disposal	—	—	—	—	—	—	—	—	62,082	—	62,082	(42)	62,040
Conversion of Class B-1 & Class B-2 shares into common stock	4,000,000	4	(2,000,000)	(2)	(2,000,000)	(2)	—	—	—	—	—	—	—
Issuance of stock	11,535,200	12	—	—	—	—	—	45,520	—	—	45,532	—	45,532
Issuance of stock – stock purchase plan	9,002	—	—	—	—	—	—	13	—	—	13	—	13
Stock based compensation – fair value(1)	(962,161)	(2)	—	—	—	—	—	2,136	—	—	2,134	—	2,134
Liquidation of non- controlling interest	—	—	—	—	—	—	—	—	—	—	—	(861)	(861)
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—	(7,162)	(7,162)	—	(7,162)
Balance at December 31, 2013	71,313,043	$71	—	$—	—	$—	$85,235	$1,149,896	$(1,405)	$(967,324)	$266,473	$—	$266,473

(1)	In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$384,827	$(171,548)	$337,477
Adjustments to net cash provided by operating activities:
Depreciation and amortization	6,383	1,195	69,430
Amortization of leasehold interests	—	—	(2,698)
Amortization of acquired leases to rental revenue	(65)	(188)	(54,420)
Amortization of deferred costs	175	3,719	4,749
Amortization of discount and other fees	(10,577)	(25,704)	(33,312)
Payment of capitalized tenant leasing costs	—	(61)	(2,072)
Payment for lease inducement costs	(2,630)	—	—
Straight-line rent adjustment	(2,225)	(188)	(6,772)
Non-cash impairment charges	9,643	206,122	19,492
Gain on liquidation of non-controlling interest	(611)	—	—
Net gain on sale of properties and lease terminations	—	(15,915)	(2,712)
Impairment on business acquisition, net	—	—	(59)
Net realized gain on loans	—	108	(16,643)
Net realized gain on disposal of Gramercy Finance	(389,140)	—	—
Distributions from joint ventures	7,985	—	—
Equity in net loss of joint ventures	6,466	8,515	1,977
Gain on extinguishment of debt	—	—	(300,909)
Amortization of stock compensation	2,149	2,433	2,243
Provision for loan losses	—	(7,181)	48,180
Unrealized gain on derivative instruments	115	—	16
Net realized loss on sale of joint venture investment to a director related entity	(1,317)	—	—
Changes in operating assets and liabilities:
Restricted cash	(1,108)	412	2,803
Tenant and other receivables	588	(2,803)	27,693
Accrued interest	5,780	12,393	1,097
Other assets	13,710	(11,285)	8,896
Accounts payable, accrued expenses and other liabities	(2,362)	777	22,306
Deferred revenue	1,617	(518)	(39,657)
Net cash provided by operating activities	29,403	283	87,105
Investing Activities
Capital expenditures and leasehold costs	(8,345)	(2,649)	(7,752)
Payment for acquistions of real estate investments	(283,148)	(27,125)	—
Proceeds from sale of joint venture investment	—	—	387
Proceeds from sale of securities available for sale	—	—	65,584
Proceeds from sale of joint venture investment to a director related entity	8,275	—	—
Proceeds from sale of real estate	—	77,257	22,895
Proceeds from disposal of Gramercy Finance	6,291	—	—
New loan investment originations and funded commitments	—	(19,295)	(293,450)
Principal collections on investments	34,990	254,789	329,975
Proceeds from loan syndications	—	15,300	—
Investment in commercial mortgage-backed securities	—	(535)	(84,871)
Distribution received from joint ventures	21,642	411	668
Investment in joint ventures	(1,750)	(58,911)	372
Change in accrued interest income	—	—	71
Proceeds from repayments of servicing advance receivable	5,953	—	—
Sale of marketable investments	—	—	6,560
Change in restricted cash from investing activities	—	7,887	8,271
Deferred investment costs	—	1,159	2,423
Net cash provided by (used by) investing activities	(216,092)	248,288	51,133

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Consolidated Statements of Cash Flows – (Continued)
(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Financing Activities
Distribution to non-controlling interest holders	(250)	—	—
Purchase of interest rate caps	—	—	(1,277)
Repayment of collateralized debt obligations	(85,912)	(282,548)	(164,977)
(Repurchase) issuance of collateralized debt obligations	—	—	(33,997)
Proceeds from mortgage note payables	67,255	—	—
Repayment of mortgage notes	(771)	—	(33,315)
Proceeds from stock options excerised	—	—	160
Cash transfer pursuant to Settlement Agreement	—	—	(37,148)
Proceeds from secured credit faciliity	45,000	—	—
Proceeds from acquisition financing	—	—	—
Deferred financing costs and other liabilities	(3,546)	—	(3,742)
Net proceeds of sale of common stock	45,532	2,555	—
Proceeds from sale of repurchased bonds	34,364	—	—
Change in restricted cash from financing activities	22,948	(26,901)	78,938
Net cash (used by) provided by financing activities	124,620	(306,894)	(195,358)
Net (decrease) increase in cash and cash equivalents	(62,069)	(58,323)	(57,120)
Cash and cash equivalents at beginning of period	105,402	163,725	220,845
Cash and cash equivalents at end of period	$43,333	$105,402	$163,725
Non-cash activity
Deferred gain (loss) and other non-cash activity related to derivatives	$—	$—	$(19,334)
Land acquired for consideration of a note payable	$4,839	$—	$—
Debt assumed in acquisition of real estate	$53,889	$—	$—
Mortgage loans, mezzanine loans and related interest satisfied in connection with deed-in-lieu of foreclosure and settlement agreement	$—	$—	$721,404
Non-cash assets transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$—	$—	$2,776,447
Mortgages and liabilities transferred in connection with deed-in-lieu of foreclosure and settlement agreement	$—	$—	$2,378,324
Supplemental cash flow disclosures
Interest paid	$17,902	$67,110	$140,687
Income taxes paid	$9,237	$5,624	$955

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. The Company also operates an asset management business that manages for third-parties, including the Company’s Bank of America Portfolio joint venture, commercial real estate assets.

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

The Company seeks to acquire and manage a diversified portfolio of high quality net leased properties that generates stable, predictable cash flows and protects investor capital over a long investment horizon. The Company expects that these properties generally will be leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for all property related expenses such as real estate taxes, insurance, and repair and maintenance costs. This lease structure provides an owner cash flows over the term of the lease that are more stable and predictable than other forms of leases, and minimizes the ongoing capital expenditures often required with other property types.

The Company approaches the net leased market as a value investor, looking to identify and acquire net leased properties that offer attractive risk adjusted returns throughout market cycles. The Company focuses primarily on industrial and office properties, in major markets where strong demographic and economic growth offer, a higher probability of producing long term rent growth and/or capital appreciation.

As of December 31, 2013, the Company owns, either directly or in joint ventures, a portfolio of 107 net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,400,000 of commercial real estate assets.

During the year ended December 31, 2013, the Company acquired 29 properties aggregating approximately 3,892,000 square feet for a total purchase price of approximately $340,786.

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

The Company conducts substantially all of its operations through its operating partnership, GPT Property Trust LP, or the Operating Partnership. The Company is the sole general partner of its Operating Partnership. The Company’s Operating Partnership conducts its commercial real estate investment business through various wholly-owned entities and its realty management business primarily through a wholly-owned TRS.

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant a purchase and sale agreement to transfer the collateral management and subspecial servicing agreements for the Company’s three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

1. Business and Organization  – (continued)

CWCapital for $6,291, in cash after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide the Company with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds may be. The carrying value of the Retained CDO Bonds as of December 31, 2013 is approximately $6,762. In February 2013, the Company also sold a portfolio of repurchased notes previously issued by two of its three CDOs, generating cash proceeds of $34,381. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. For the year ended December 31, 2013, the Company received reimbursements of $6,055 and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2013 is $8,758, including accrued interest. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Condensed Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3 “Dispositions and Assets Held-for-Sale”.

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held-for-sale and discontinued operations as of December 31, 2013.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

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

Acquired real estate investments that do not meet the definition of a business combination are recorded at cost. Acquired real estate investments which are under construction are considered build-to-suit transactions and are also recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provide funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.

Certain improvements are capitalized when they are determined to increase the useful life of the building. Depreciation is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are charged to expense as incurred.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investments on the Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of December 31, 2013 and 2012, the Company had equity investments of $39,385 and $72,742 in unconsolidated joint ventures at December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company has restricted cash of $179 and $12 at December 31, 2013 and 2012, respectively, which includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Variable Interest Entities

The Company had no consolidated VIEs as of December 31, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of December 31, 2013:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds(1)	$6,762	(1)	$—	$2,156,218	$1,948,901

(1)	Retained CDO Bonds were previously eliminated in consolidation.

The following is a summary of the Company’s involvement with VIEs as of December 31, 2012:

	Company carrying value – assets		Company carrying value – liabilities	Face value of assets held by the VIE	Face value of liabilities issued by the VIE
Liabilities of assets held for sale
Consolidated VIEs
Collateralized debt obligations	$1,913,353	(1)	$2,374,516	$2,469,856	$2,593,392

(1)	Collateralized debt obligations are a component of non-recourse liabilities of consolidated VIEs held for sale on the Consolidated Balance Sheets.

Consolidated VIEs

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment as more fully described in Note 1, the Company deconsolidated three VIEs, the CDOs. The Company was the collateral manager of

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

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

The Company has retained its subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Consolidated Balance Sheets. For further discussion of the measurement of fair value of the Retained CDO Bonds see Note 11.

Unconsolidated VIEs

Investment in Retained CDO Bonds

As further discussed above, on March 15, 2013, the Company recognized an asset in Retained CDO Bonds in connection with the disposal of the Gramercy Finance segment. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Assets Held for Sale

As of December 31, 2013, the Company had no assets classified as held for sale.

As of December 31, 2012, in connection with the Company’s efforts to exit Gramercy Finance and the commercial real estate finance business, the Company classified the assets and liabilities of Gramercy Finance as held-for-sale. As of December 31, 2012, the Company had assets classified as held for sale of $1,952,264 related to the disposal of Gramercy Finance. For the year ended December 31, 2012, the Company recorded impairment charges of $27,180 within discontinued operations on loans and real estate investments owned to adjust the carrying value to the lower of cost or fair value and other-than-temporary impairments of $128,087 within discontinued operations as the Company no longer could express the intent to hold CMBS investments until the recovery of amortized cost for all CMBS in an unrealized loss position. On March 15, 2013, the Company completed the disposal of Gramercy Finance. For a further discussion regarding the measurement of financial instruments and real estate assets of the Gramercy Finance segment see Note 11 for the discussion on the valuation and Note 3 and Note 6 for the discussion on the disposal of the assets and liabilities related to the assets of Gramercy Finance.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as discontinued operations. As of December 31, 2013 and 2012, the Company had real estate investments held-for-sale of $0 and $88,806, respectively. The Company recorded impairment charges of $0, $35,043 and $1,237 during the years ended December 31, 2013, 2012 and 2011, respectively, within discontinued operations related to real estate investments classified as held-for-sale.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

Settlement of Debt

A gain on settlement of debt is recorded when the carrying amount of the liability settled exceeds the fair value of the assets transferred to the lender or special servicer. In 2013 and 2012, the Company did not recognize any gain on settlement of debt.

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

In July 2011, the Dana portfolio, which consisted of 15 properties totaling approximately 3,800,000 rentable square feet, was transferred to its mortgage lender through a deed in lieu of foreclosure. The Company recognized gain on settlement of debt of $74,191 for the year ended December 31, 2011 as part of discontinued operations on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company realized a $15,892 gain on the disposal the assets, which is included in the gain on settlement of debt.

Tenant and Other Receivables

Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.

Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.

Rental revenue is recorded on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that will only be received if the tenant makes all rent payments required through the expiration of the initial term of the lease. Tenant and other receivables also include receivables related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period in which the related expenses are incurred.

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2013 and 2012 were $449 and $211, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the year ended December 31, 2013 the Company received reimbursements of $6,055. As of December 31, 2013, the servicing advances receivable is $8,758.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2013, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDO’s, which the Company recognized at fair value in March 2013 in conjunction with the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing of investment income for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Consolidated Statements of Operations and Comprehensive Income (Loss). To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

For the year ended December 31, 2013, the Company recognized an other-than-temporary impairment, or OTTI, of $2,002, respectively, on its Retained CDO Bonds. The Company’s Retained CDO Bonds have been in an unrealized loss position for less than twelve months. A summary of the Company’s Retained CDO Bonds as of December 31, 2013 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$356,711	$7,981	$(1,219)	$2,002	$6,762	5.6 years
Total	9	$356,711	$7,981	$(1,219)	$2,002	$6,762	5.6 years

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the year ended December 31, 2013:

Balance as of December 31, 2012 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$—
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	1,682
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	320
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	—
Reduction for credit losses:	—
On Retained CDO Bonds for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	—
On Retained CDO Bonds sold during the period	—
On Retained CDO Bonds charged off during the period	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	—
Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002

Intangible Assets and Liabilities

The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2013	December 31, 2012
Intangible assets:
In-place leases, net of accumulated amortization of $1,318 and $359	$32,773	$3,639
Above-market leases, net of accumulated amortization of $278 and $48	8,187	935
Amounts related to assets held for sale, net of accumulated amortization of $0 and $365	—	(188)
Total intangible assets	$40,960	$4,386
Intangible liabilities:
Below-market leases, net of accumulated amortization of $300 and $1,395	$6,077	$2,161
Amounts related to liabilities held for sale, net of accumulated amortization of $0 and $1,391	—	(1,703)
Total intangible liabilities	$6,077	$458

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

The following table provides the weighted-average amortization period as of December 31, 2013 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	12.3	$2,986	$2,986	$2,986	$2,986	$2,986
Total to be included in depreciation and amorization expense		$2,986	$2,986	$2,986	$2,986	$2,986
Above-market lease assets	10.6	$843	$843	$843	$843	$843
Below-market lease liabilities	13.5	(507)	(507)	(507)	(507)	(507)
Total to be included as a reduction to rental revenue		$336	$336	$336	$336	$336

The Company recorded $1,291, $80 and $23,374 of amortization of intangible assets as part of depreciation and amortization, including $3, $50 and $23,374 within discontinued operations for the years ended December 2013, 2012, and 2011, respectively. The Company recorded ($64), $188, and $54,420 of amortization of intangible assets and liabilities as an increase (decrease) to rental revenue, including ($34), $196 and $54,420 within discontinued operations for the years ended December 2013, 2012, and 2011, respectively.

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

The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing are deferred and amortized over the terms of the underlying leases.

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

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. During the years ended December 31, 2013 and 2012, the Company had $705 and $0 of unamortized computer software costs, respectively. The Company did not record any amortization expense on capitalized software costs during the years ended December 31, 2013, 2012 or 2011. The Company will begin amortizing the software costs capitalized during the year ended December 31, 2013 in January 2014.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

The following table provides the weighted-average amortization period as of December 31, 2013 for capitalized software and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	2014	2015	2016	2017	2018
Capitalized software costs(1)	3.0	$235	$235	$235	$—	$—
Total to be included in depreciation and amorization expense		$235	$235	$235	$—	$—

(1)	The Company may capitalize additional costs incurred related to the purchase of internal use software during 2014.

Asset Retirement Obligation

Accounting for asset retirement obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Company assessed the cost associated with its legal obligation to remediate asbestos in its properties known to contain asbestos and recorded the present value of the asset retirement obligation. As of December 31, 2013 and December 31, 2012 the Company has not recorded an asset retirement obligation liability. The Company recorded an expense of $0, $0, and $139 for the years ended December 31, 2013, 2012, and 2011, respectively, within discontinued operations.

Valuation of Financial Instruments

At December 31, 2013, the Company measured financial instruments, including Retained CDO Bonds and derivative instruments on a recurring basis. At December 31, 2012, the Company measured financial instruments that were disposed of in the first quarter of 2013 in connection with the disposal of Gramercy Finance at fair value on a recurring basis and non-recurring basis. These financial instruments were deconsolidated at fair value in connection with the disposal of Gramercy Finance on March 15, 2013.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

accrual method upon closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.

Asset Management Business

The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.

Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on our asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contact may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.

The Original Management Agreement was extended through execution of an Amended and Restated Asset Management Services Agreement, or the Management Agreement, effective as of December 1, 2013, and provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBSAS, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

The Original Management Agreement, which was in effect through December 1, 2013, provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000 (as adjusted for future cash contributions into, and distributions out of, KBSAS by KBS REIT). The Threshold Value Profits Participation was capped at a maximum of $12,000 and was payable 60 days after the earlier to occur of June 30, 2014 (or March 31, 2015 upon satisfaction of certain extension conditions including the payment by KBSAS of a $750 extension fee) and the date on which KBSAS, directly or indirectly sells, conveys or otherwise transfers at least 90% of the KBS portfolio.

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, the Company recognized incentive fees of $5,700 related to its Original Management Agreement, with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, pursuant to which the Company provides asset management services to KBSAS with respect to a portfolio of office and banks branches, or the KBS Portfolio. Subsequently, following the signing of the Management Agreement, KBSAS paid $12,000 to the Company in satisfaction of the Company’s profit participation interest under the Original Management Agreement. For the year ended December 31, 2013, 2012 and 2011, the Company recognized incentive fees of $10,223, $1,277 and $500, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2013

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

and 2012 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For the years ended December 31, 2013, 2012 and 2011, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For the year ended December 31, 2013, the Company had 678,784 weighted-average unvested restricted shares outstanding.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2013 and 2012.

	2013	2012
Dividend yield	5.50%	5.00%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	0.72%	0.89%
Expected stock price volatility	53.00%	80.00%

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

The Company may from time to time use derivative instruments in connection with the private placement of equity. In October 2013, the Company entered into contingent value rights agreements, or CVR agreements,

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

with the share purchasers. Pursuant to each CVR Agreement, the Company issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. On March 25, 2014, or the CVR Test Date, the Company will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, the Company will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash, equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP. These CVRs are not designated as hedge instruments. The CVRs do not qualify, nor did the Company intend for these instruments to qualify, as hedging instruments. At December 31, 2013, the CVRs have a fair value of $115 and were reported on the Consolidated Balance Sheet as a component of derivative instruments.

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

Derivative instruments that were assets or liabilities of the CDOs were classified as held-for-sale as of December 31, 2012 and then disposed of in the first quarter of 2013 in connection with the disposal of Gramercy Finance. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $8,908, $3,330, and $563 of income tax expense, including $2,515, $0, and $0 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2013, 2012 and 2011, the Company did not incur any material interest or penalties.

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

One asset management client, KBS, accounted for 73%, 100% and 100% of the Company’s management fee income for the years ended December 31, 2013, 2012 and 2011, respectively. One tenant accounted for 24% and 45% of the Company’s rental revenue for the years ended December 31, 2013 and 2012, respectively. The Company did not have any rental revenue in continuing operations for the year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued additional guidance on comprehensive income which requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance also requires presentation on the Consolidated Statements of Operations and

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

2. Significant Accounting Policies  – (continued)

Comprehensive Income (Loss) or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for reporting periods beginning after December 15, 2012 with early adoption permitted. The Company’s adoption resulted in increased disclosures; however, it did not have a material effect on the Company’s Consolidated Financial Statements.

3. Dispositions and Assets Held-for-Sale

The Company did not classify any assets as held-for-sale as of December 31, 2013. The Company classified Gramercy Finance as held-for-sale as of December 31, 2012. The following table summarizes the assets held-for-sale as of December 31, 2012.

December 31, 2012
Assets held for sale:
Real estate investments, at cost:
Land	$20,074
Building and improvements	17,592
Total real estate investments, at cost	37,666
Less: accumulated depreciation	(2,965)
Real estate investments held for sale, net	34,701
Restricted cash	61,385
Loans and other lending investments, net	784,945
Commercial mortgage-backed securities – available for sale	931,383
Investments in joint ventures	59,244
Tenant and other receivables, net	1,519
Derivative instruments, at fair value	173
Accrued interest	13,251
Acquired lease asets, net of accumulated amortization	188
Deferred costs	6,466
Other assets	59,009
Total assets held for sale	$1,952,264

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

3. Dispositions and Assets Held-for-Sale  – (continued)

The following operating results for Gramercy Finance and the assets previously sold for the years ended December 31, 2013, 2012 and 2011 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2013	2012	2011
Operating Results:
Revenues	$33,352	$162,059	$562,393
Operating expenses	(4,063)	(54,747)	(171,870)
Marketing, general and administrative(1)	(6,524)	(18,508)	(16,367)
Interest expense	(14,654)	(88,159)	(186,620)
Depreciation and amortization	(15)	(967)	(64,076)
Loans held for sale and CMBS OTTI	(7,641)	(171,079)	(18,423)
Provision for loan losses	—	7,838	(48,180)
Expense reimbursements(2)	5,406	—	—
Equity in net income from joint venture	(804)	(5,611)	(2,098)
Net income (loss) from operations	5,057	(169,174)	54,759
Loss on sale of joint venture interests to a director related entity	1,317	—	—
Gain on extinguishment of debt	—	—	300,909
Net gains from disposals	389,140	15,967	2,712
Provision for taxes	(2,515)	—	—
Net income (loss) from discontinued operations	$392,999	$(153,207)	$358,380

(1)	An accrual of $4,339 for the Transfer Tax Assessments on the Company’s sale of a 45% joint venture interest in the leased fee of the 2 Herald Square property is included in management, general and administrative. For more information see Note 15.
(2)	In the first quarter of 2013, the Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows.

Gramercy Finance Segment

On March 15, 2013, the Company disposed of Gramercy Finance and exited the commercial real estate finance business, as discussed more fully in Note 1. The Company reclassified the results of operations of Gramercy Finance in discontinued operations for the years ended December 31, 2013, 2012 and 2011. In 2013, the Company recognized a gain of $389,140 in discontinued operations related to the disposal. The gain was calculated based upon the difference between the proceeds received of $6,291, after expenses, the fair value of the Retained CDO Bonds of $8,492, the accrual for the reimbursement of past servicing advances paid plus accrued interest of $14,529 and the net difference of the carrying value of the liabilities and the assets of Gramercy Finance of ($421,911) as of the date of disposal, March 15, 2013.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

3. Dispositions and Assets Held-for-Sale  – (continued)

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

Available-for-Sale CMBS Investments

In connection with the disposal of Gramercy Finance, CMBS investments were classified as held-for-sale as of December 31, 2012. As of December 31, 2012, due to the expected disposal of Gramercy Finance at that reporting date, the Company recognized an other-than-temporary impairment of $128,087 for all CMBS investments in an unrealized loss position because it could no longer express the intent to hold its CMBS until maturity. On the date of disposal, March 15, 2013, the Company marked all CMBS to fair value and then recognized an other-than-temporary impairment of $84,690 for all CMBS in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value, before deconsolidating the Company’s portfolio of CMBS. The Company recorded the unrealized gain portion of CMBS equal to the excess of the fair value over the amortized cost as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) before deconsolidation.

Real Estate Investments

As of December 31, 2012, the Company designated real estate investments held-for-sale in connection with the disposal of Gramercy Finance and recorded impairment charges of $26,298 to adjust the carrying value to the lower of cost or market. The impairment is calculated by comparing the results of the company’s marketing efforts and unsolicited purchase offers to the carrying value of the respective property. These real estate investments were disposed of in connection with the disposal of Gramercy Finance on March 15, 2013.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

3. Dispositions and Assets Held-for-Sale  – (continued)

Restricted cash

As of December 31, 2012, restricted cash classified as held-for-sale in connection with the disposal of Gramercy Finance and disposed of on March 15, 2013, consisted of $61,305 on deposit with the trustee of the Company’s CDOs.

Deferred costs

As of December 31, 2012, deferred financing costs of $6,401 related to the CDOs were classified as held-for-sale in connection with the disposal of Gramercy Finance and disposed of on March 15, 2013. For a further discussion regarding deferred costs see Note 10.

Investments in Joint Ventures

As of December 31, 2012, the Company had two joint ventures that were classified as held-for-sale, the Southern California office portfolio and the Las Vegas Hotel, related to the Gramercy Finance segment. The joint ventures are further described below.

Southern California Office Portfolio — In September 2012, the Company, an affiliate of SL Green and several other unrelated parties recapitalized a portfolio of office buildings located in Southern California, or the Southern California Office Portfolio, through the contribution of an existing preferred equity investment to a newly formed joint venture. As of December 31, 2012, the Company’s 10.6% interest in the joint venture had a carrying value of $7,215 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the year ended December 31, 2012, the Company recorded its pro rata share of net losses on the joint venture of $3,222, within discontinued operations. In January 2013, the Company sold the 10.6% interest in a joint venture of the Southern California Office Portfolio to an affiliate of SL Green for proceeds of $8,275 and recorded a gain on disposition to a director related entity of $1,317.

Las Vegas Hotel — In December 2012, the Company acquired via a deed-in-lieu of foreclosure, a 30% interest through a TRS in the Las Vegas Hotel, a hotel and casino, located in Las Vegas, Nevada. As of December 31, 2012, the joint venture had a carrying value of $52,029 and was classified as held for sale in connection with the classification of Gramercy Finance as held for sale. For the year ended December 31, 2012, the Company recorded its pro rata share of net losses on the joint venture of $2,388, within discontinued operations. The Las Vegas Hotel was classified as held for sale at December 31, 2012 in connection with the disposal of Gramercy Finance and was disposed of on March 15, 2013.

Real Estate Dispositions

During the year ended December 31, 2013, the Company did not sell any properties. During the year ended December 31, 2012, the Company sold 21 properties. The sales transactions generated net proceeds of $77,413 and resulted in gains totaling $15,967 for the years ended December 31, 2012 within discontinued operations.

	For the year ended December 31, 2012
	Number of Properties	Net Sale Proceeds	Gains
Finance	6	$71,370	$13,693
Realty	15	6,043	2,274
Total	21	$77,413	$15,967

The Company separately classifies properties held-for-sale in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss). In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held-for-sale or classify a property that was designated as held-for-sale back to

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

3. Dispositions and Assets Held-for-Sale  – (continued)

held for investment. During the year ended December 31, 2013, the Company did not reclassify any properties previously identified as held-for-sale to held for investment. During the year ended December 31, 2012, the Company did not reclassify any properties previously identified as held-for-sale to held for investment.

In the December 2013, the Company entered into an agreement with our non-controlling interest to dissolve a legal entity related to a sold property resulting in a gain to the Company of $611.

4. Acquisitions

During the year ended December 31, 2013, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term
Industrial(1),(2)	23	25	3,683,184	261,416	11.14
Office/Banking Center	3	3	48,709	$7,120	8.45
Specialty(2)	3	7	255,738	72,250	13.87
Total	29	35	3,987,631	$340,786	11.28

(1)	The industrial properties line includes the build-to-suit property located in Hialeah Gardens, Florida, which represents a commitment to construct an approximately 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed. The facility is currently being constructed. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $16,772 at December 31, 2013.
(2)	The Company assumed mortgages on two of its property acquisitions in 2013, one of which was on an industrial property and one of which was on a specialty asset. The gross value of the mortgages assumed at acquisition was $48,899. Refer to Note 7 for more information on the Company’s debt obligations related to acquisitions.

The Company analyzed the fair value of the leases and real estate assets of seven of its property investments acquired in 2013; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $57,751 of net real estate assets, $10,578 of intangible assets and $3,679 of intangible liabilities.

The Company is currently analyzing the fair value of the lease and real estate assets of its remaining twenty-two property investments acquired in 2013; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $248,977 of net real estate assets, $27,550 of intangible assets and $2,236 of intangible liabilities.

During the year ended December 31, 2012, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term
Industrial	2	2	539,429	$27,125	10.2
Total	2	2	539,429	$27,125	10.2

The Company analyzed the fair value of the leases and real estate assets of its two property investments acquired in 2012; and, accordingly, the purchase price allocation is finalized. The final allocation of the assets includes $23,159 of net real estate assets, $4,429 of intangible assets and $462 of intangible liabilities.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

4. Acquisitions  – (continued)

All of the Company’s acquisitions are 100% leased. The Company recorded revenues and net income for the year ended December 31, 2013 of $10,724 and $1,525, respectively, related to the twenty-nine acquisitions during the year. The Company recorded revenues and net income for the year ended December 31, 2012 of $436 and $25, respectively, related to the two acquisitions during the year.

The Company classifies its properties into one of the following categories based on the characteristics of the property and the following definitions of classifications:

(1)	Office/Banking Center — A commercial property utilized for professional activities. Examples include generic office properties, call centers, retail bank branches or operation centers.
(2)	Industrial — A commercial property used for general industrial activities such as production, manufacturing, assembly, warehousing, storage, distribution, and truck terminals. The Company currently owns six industrial properties that are truck terminals.
(3)	Specialty Asset — An improved land site that allows a tenant to perform functions directly related to its overall business. Specialty assets currently owned by Gramercy include an auto auction site, a rental car maintenance facility and a bus depot.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2013, 2012 and 2011 as though the acquisitions closed during the years ended December 31, 2013 and 2012 were completed on January 1, 2011. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	2013	2012	2011
Pro forma revenues	$75,092	$68,031	$39,244
Pro forma net income (loss) available to common stockholders	$394,625	$(169,362)	$339,432
Pro forma earnings per common share – basic	$6.42	$(3.26)	$6.76
Pro forma earnings per common share – diluted	$6.42	$(3.26)	$6.76
Pro forma common shares – basic	61,500,847	51,976,462	50,229,102
Pro forma common share – diluted	61,500,847	51,976,462	50,229,102

5. Investments in Joint Ventures

Bank of America Portfolio

In August 2012, the Company and Garrison formed a joint venture and in December 2012, the Company contributed $59,061 in cash plus the issuance of 6,000,000 shares of the Company’s common stock, valued at $15,000 as of the date of execution of the purchase agreement and a value of $16,500 as of the date of closing, representing a 50% interest in the joint venture’s acquisition of the Bank of America Portfolio from KBS for $485,000. The acquisition was financed with a $200,000 two-year, floating rate, interest-only mortgage loan and collateralized by 67 properties of the portfolio. The mortgage note has three one-year extension options subject to satisfaction of certain terms and conditions. The remaining properties are unencumbered. The Bank of America Portfolio is an office portfolio that originally contained 115 properties. The Bank of America Portfolio totals approximately 3.2 million rentable square feet and is 95% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with total portfolio occupancy of approximately 96%. During the years ended December 31, 2013 and 2012, the Joint Venture

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

5. Investments in Joint Ventures  – (continued)

sold 38 and 2 properties for net proceeds of $43,284 and $143,408, respectively. In May 2013, the Joint Venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a gain of $4,578. As of December 31, 2013 and December 31, 2012, the investment had a carrying value of $39,385 and $72,742, and the Company recorded its pro rata share of net income (loss) of the joint venture of ($5,874) and ($3,020), respectively. During the years ended December 31, 2013 and 2012, the Company received distributions of $29,215 and $0 from the Joint Venture, respectively. The joint venture analyzed the fair value of the leases and real estate assets in the Bank of America portfolio; and, accordingly, the purchase price allocation is finalized. The final allocation of the assets includes $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities.

	2013	2012
Bank of America Properties	$(163)	$(2,416)
Bank of America Defeasance	(5,711)	(604)
Company's equity in net loss of the Bank of America Portfolio	$(5,874)	$(3,020)

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. As of December 31, 2013 and December 31, 2012, the investment has a carrying value of $0 and $201, respectively. The Company recorded its pro rata share of net income of the joint venture of $212, $115 and $121 for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012, and 2011 the Company received distributions of $413, $392, and $371 from the joint venture, respectively.

The Consolidated Balance Sheets for the Company’s joint ventures at December 31, 2013 and 2012 are as follows:

	2013	2012
Assets:
Real estate assets, net	$305,798	$452,692
Other assets(1)	100,560	219,760
Total assets	$406,358	$672,452
Liabilities and members' equity:
Mortgages payable(1)	$241,000	$553,140
Other liabilities	84,608	90,255
Members' equity	80,750	29,057
Liabilities and members' equity	$406,358	$672,452

(1)	In May 2013, the Joint Venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, which were acquired by the Joint Venture at acquisition of the Bank of America Portfolio.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

5. Investments in Joint Ventures  – (continued)

The Consolidated Statements of Operations and Comprehensive Income (Loss) for the joint ventures for the three years ended December 31, 2013, 2012 and 2011 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	2013	2012	2011
Revenues	$71,839	$8,431	$8,148
Operating expenses	37,459	6,551	454
Interest	18,328	4,136	5,578
Depreciation	18,469	2,290	4,082
Total expenses	74,256	12,977	10,114
Net loss from operations	(2,417)	(4,546)	(1,966)
Net gain on disposals	(9,046)	—	—
Net loss	$(11,463)	$(4,546)	$(1,966)
Company's equity in net income (loss) within continuing operations	$(5,662)	$(2,904)	$121
Company's equity in net loss within discontinued operations	$(804)	$(5,611)	$(2,098)

6. Liabilities Related to Assets Held-For-Sale

The Company did not classify any assets as held-for-sale as of December 31, 2013. The Company classified Gramercy Finance as held-for-sale as of December 31, 2012. The following table summarizes the liabilities related to assets held-for-sale as of December 31, 2012:

December 31, 2012
Liabilities related to assets held-for-sale:
Collaterized debt obligations	$2,188,597
Accounts payable and accrued expenses	10,552
Accrued interest payable	3,137
Deferred revenue	2,142
Below market lease liabilities, net	1,703
Derivative instruments, at fair value	173,623
Other liabilities	408
Total liabilities related to assets held-for-sale	$2,380,162

Collateralized Debt Obligations

In the fourth quarter of 2012, the Company classified its CDOs as held-for-sale in connection with the disposal of Gramercy Finance. The outstanding debt is presented as a component of the liabilities related to assets held-for-sale on the Consolidated Balance Sheets. In March 2013, following the completion of the disposal of Gramercy Finance, the Company deconsolidated the CDOs from the Company’s Consolidated Financial Statements.

During 2005, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2005-1 Ltd., or the 2005 Issuer, and Gramercy Real Estate CDO 2005-1 LLC, or the 2005 Co-Issuer. At issuance, the CDO consisted of $810,500 of investment grade notes, $84,500 of non-investment grade notes, which were co-issued by the 2005 Issuer and the 2005 Co-Issuer, and $105,000 of preferred shares, which were issued by the 2005 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.49%. The Company incurred approximately $11,957 of costs related to Gramercy Real Estate CDO 2005-1, which were amortized on a level-yield basis over the average life of the CDO.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

6. Liabilities Related to Assets Held-For-Sale  – (continued)

During 2006, the Company issued approximately $1,000,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2006-1 Ltd., or the 2006 Issuer, and Gramercy Real Estate CDO 2006-1 LLC, or the 2006 Co-Issuer. At issuance, the CDO consisted of $903,750 of investment grade notes, $38,750 of non-investment grade notes, which were co-issued by the 2006 Issuer and the 2006 Co-Issuer, and $57,500 of preferred shares, which were issued by the 2006 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.37%. The Company incurred approximately $11,364 of costs related to Gramercy Real Estate CDO 2006-1, which were amortized on a level-yield basis over the average life of the CDO.

In August 2007, the Company issued $1,100,000 of CDO bonds through two indirect subsidiaries, Gramercy Real Estate CDO 2007-1 Ltd., or the 2007 issuer and Gramercy Real Estate CDO 2007-1 LLC, or the 2007 Co-Issuer. At issuance, the CDO consisted of $1,045,550 of investment grade notes, $22,000 of non-investment grade notes, which were co-issued by the 2007 Issuer and the 2007 Co-Issuer, and $32,450 of preferred shares, which were issued by the 2007 Issuer. The investment grade notes were issued with floating rate coupons with a combined weighted average rate of three-month LIBOR plus 0.46%. The Company incurred approximately $16,816 of costs related to Gramercy Real Estate CDO 2007-1, which were amortized on a level-yield basis over the average life of the CDO.

In connection with the closing of each of the Company’s CDOs, pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The Company retained all non-investment grade securities, the preferred shares and the ordinary shares in the Issuer of each CDO. The Issuers and Co-Issuers in each CDO held assets, consisting primarily of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity investments and CMBS, which served as collateral for the CDO.

Loans and other investments were owned by the Issuers and the Co-Issuers, served as collateral for the Company’s CDO securities, and the income generated from these investments was used to fund interest obligations of the Company’s CDO securities and the remaining income, if any, was retained by the Company. The CDO indentures contain minimum interest coverage and asset overcollateralization covenants that must be satisfied in order for the Company to receive cash flow on the interests retained in its CDOs and to receive the subordinate collateral management fee earned.

Derivative Instruments

Derivative assets with a notional value of $200,129 and a fair value of $173 and derivative liabilities with a notional value of $1,005,087 and a fair value of $173,623 were held within the Company’s CDOs and classified as held-for-sale at December 31, 2012. These derivative instruments were designated as cash flow hedges, and were derecognized at fair value when they were transferred with the CDOs’ liabilities in connection with the disposal of Gramercy Finance on March 15, 2013, the date of disposal. For further information on how the Company values derivative instruments see Note 12. For information regarding the Company’s accounting policies for derivative instruments, see the discussion on derivative instruments in Note 2.

Other Liabilities Related to Assets Held-For-Sale

As of December 31, 2012, the Company had other liabilities related to assets held for sale primarily consisting of accrued expenses and accounts payable related to accrued legal fees and operating expenses of real estate and interest payable related to the outstanding CDO debt, which was disposed of in connection with the disposal of Gramercy Finance on March 15, 2013.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

7. Debt Obligations

Certain real estate assets are subject to mortgage liens. The following is a summary of the Company’s secured financing arrangements as of December 31, 2013:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	7	$104,318	0.00% to 6.95%	4.83%	June 2014 to June 2029
Variable-rate mortgages(1),(2)	1	16,055	1 Month LIBOR + 2.10%	2.27%	December 2020
Secured credit facility(1)	18	45,000	1 Month LIBOR + 1.90%	2.07%	September 2015
Total secured financings	26	$165,373
Above/below market interest		1,807
Balance at December 31, 2013	26	$167,180

(1)	All of the Company’s variable-rate financings are monthly LIBOR plus a fixed spread.
(2)	This mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 12 for further information on hedging and the Company’s derivative instruments.

On September 4, 2013, the Company entered into a Credit and Guaranty Agreement with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility, which Credit and Guaranty Agreement was amended and restated on September 24, 2013, or the Credit Facility. The aggregate amount of the Credit Facility may be increased to a total of up to $150,000, subject to the approval of the administrative agent and the identification of lenders willing to make available additional amounts. The Company exercised the $50,000 accordion feature in February 2014, which increased its borrowing capacity to $150,000. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Credit Facility and to the payment of an extension fee. The Credit Facility is guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and is secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of the Company's outstanding consolidated indebtedness to the value of the Company’s consolidated gross assets. The Credit Facility will have an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the facility. The Company was in compliance with the covenants under the Credit Facility at December 31, 2013. As of December 31, 2013, there were borrowings of $45,000 outstanding under the Credit Facility and 18 properties were in the borrowing base.

On May 16, 2013, the Company entered into a $14,500 non-recourse mortgage loan at a fixed annual interest rate of 3.28%. The loan is collateralized by two industrial properties totaling 539,000 square feet acquired by the Company on November 20, 2012, which are 100% leased through 2018 and 2024. The loan matures in June 2018.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

7. Debt Obligations  – (continued)

On May 31, 2013, the Company entered into a $4,990 non-recourse, interest-free mortgage loan, collateralized by a property acquired by the Company on May 30, 2013, on which the Company is funding construction of a 118,000 industrial cold storage facility that will be 100% leased for a term of 25 years upon completion. The loan matures in June 2014.

On June 27, 2013, the Company assumed a non-recourse mortgage loan with a face value of $26,322 and a fair value of $29,385 at the acquisition of a 196,000 square foot specialty asset, which served as collateral for the loan. The property is 100% leased through July 2029 and bears interest at a fixed annual rate of 6.95%. The loan matures in June 2029.

On November 15, 2013, in connection with the acquisition of a portfolio of three industrial distribution centers totaling 675,000 square feet, the Company assumed a non-recourse mortgage loan with a face value of $22,577 and a fair value of $21,503 at acquisition on one of the properties, which is 100% leased through June 2024. The assumed loan has a fixed annual interest rate of 4.00% and matures in January 2020.

On November 21, 2013, the Company entered into a $12,600 non-recourse mortgage loan at a fixed annual interest rate of 5.15%. The loan is collateralized by a 220,000 square foot industrial property acquired by the Company on October 1, 2013, which is 100% leased through September 2033. The loan matures in December 2023.

On December 19, 2013, the Company entered into a $16,055 non-recourse mortgage loan at a floating interest rate of 1 Month LIBOR plus 2.10%. The loan is collateralized by a 303,000 square foot industrial property acquired by the Company on November 21, 2013, which is 100% leased through July 2029. The loan matures in December 2020. In connection with the financing, the Company also entered into a fixed rate swap agreement with the lender, Texas Capital Bank, N.A., which is an effective cash flow hedge against the floating rate loan and whereby the Company will pay an effective fixed rate of 4.55%.

On December 31, 2013, the Company entered into a $24,100 non-recourse mortgage loan at a fixed annual interest rate of 5.0715%. The loan is collateralized by a 480,000 square foot industrial property acquired by the Company on December 23, 2013, which is 100% leased through December 2028. The loan matures in January 2024.

During the years ended December 31, 2013 and 2012, the Company capitalized $94 and $0, respectively of interest associated with redevelopment activities.

As of December 31, 2013, eight of the Company’s real estate investments were encumbered with mortgage notes with a cumulative outstanding balance of $120,373 and the Company’s secured revolving line of credit had an outstanding balance of $45,000. Combined aggregate principal maturities of the Company's mortgage notes and credit facility as of December 31, 2013 are as follows:

	Credit Facility	Mortgage Notes Payable	Interest Payments	Total
2014	$—	$7,576	$6,203	$13,779
2015	45,000	2,763	5,939	53,702
2016	—	2,895	5,091	7,986
2017	—	3,045	4,935	7,980
2018	—	15,986	4,563	20,549
Thereafter	—	88,108	18,137	106,245
Above/Below Market Interest	—	—	1,807	1,807
Total	$45,000	$120,373	$46,675	$212,048

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

8. Leasing Agreements

The Company’s properties are leased and subleased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental income under non-cancelable leases excluding reimbursements for operating expenses as of December 31, 2013 are as follows:

Operating Leases
2014	$28,917
2015	30,398
2016	30,694
2017	31,040
2018	31,575
Thereafter	284,577
Total minimum lease rental income	$437,201

9. Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. There were four months of rent abated at the commencement of the lease and as such we did not pay any rent under the lease for the year ended December 31, 2013.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company’s previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, the Company gave notice that that it was cancelling the lease for its corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013.

10. Deferred Costs

Deferred costs at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred financing costs	$3,818	$44,077
Deferred acquisition costs	2,630	146
Deferred leasing costs	—	245
	6,448	44,468
Accumulated amortization	(634)	(37,587)
	5,814	6,881
Less: Held for sale	—	(6,466)
	$5,814	$415

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

10. Deferred Costs  – (continued)

At December 31, 2013, deferred financing costs relate to the Company’s new financing arrangements entered into during the year, including its credit facility and financing assumed on property acquisitions. These costs are amortized on a straight-line basis to interest expense based on the contractual term of the related financing.

Deferred leasing costs include direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Deferred acquisition costs include lease inducement fees paid to secure acquisition and are amortized over a straight-line basis over the related lease term.

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

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3 — “Dispositions and Assets Held for Sale”, for the year ended December 31, 2012, the Company recorded impairment charges of $882 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held-for-sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered. In connection with the disposal of Gramercy Finance, the Company also recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Lending investments(1),(2)	$—	$—	$784,135	$816,283
CMBS(2)	$—	$—	$932,265	$932,265
Derivative instruments(2)	$—	$—	$173	$173
Retained CDO Bonds(3)	$6,762	$6,762	$—	$—
Financial liabilities:
Collateralized debt obligations(1),(2)	$—	$—	$2,188,579	$1,474,236
Derivative instruments(2)	$187	$187	$173,623	$173,623
Mortgage notes payable(1)	$122,180	$123,349	$—	$—
Contingent Value Rights(4)	$115	$115	$—	$—

(1)	Lending investments, mortgage notes payable, and CDOs are classified as Level III due to significance of unobservable inputs which are based upon management assumptions.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

(2)	In connection with the classification of Gramercy Finance as held for sale, lending investments, CMBS, derivative instruments, and collateralized debt obligations are classified as held for sale as of December 31, 2012.
(3)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.
(4)	Pursuant to the Company’s private placement of equity, the Company entered into contingent value right agreements with purchasers of the Company’s common stock. The contingent value rights entitle each purchaser to cash payment contingent on the Company’s stock price, as follows: On April 1, 2014, the purchasers will receive cash payment of (a) the number of their contingent values rights multiplied by (b) the amount, not to exceed $0.46, equal to the difference between the share price at time of purchase, $4.11, and the volume-weighted average price for the time trading days ending on and including March 25, 2014.

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

Collateralized debt obligations:  These obligations are presented in the Consolidated Financial Statements on the basis of proceeds received at issuance and not at fair value. The fair value was estimated based upon the amount at which similarly placed financial instruments would be valued at December 31, 2013.

Derivative instruments:  The Company’s derivative instruments, which are primarily comprised of interest rate caps and interest rate swap agreements, are carried at fair value in the Consolidated Financial Statements based upon third-party valuations.

Retained CDO Bonds:  Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented on the Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model.

Mortgage notes payable:  These obligations are presented in the Consolidated Financial Statements based on the actual balance outstanding and not at fair value. The fair value was estimated using discounted cash flows methodology, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Contingent value rights:  The Company’s contingent value rights are presented at fair value on the Consolidated Financial Statements based upon valuation using the Black Scholes model.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at December 31, 2013 and 2012. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

for the purpose of these financial statements since December 31, 2013 and 2012, and current estimates of fair value may differ significantly from the amounts presented herein.

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

At December 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,762	$—	$—	$6,762
	$6,762	$—	$—	$6,762
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$187	$—	$—	$187
Contingent value rights	115	—	—	115
	$302	$—	$—	$302

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Derivative instruments:
Interest rate caps	$173	$—	$—	$173
Interest rate swaps	—	—	—	—
	$173	$—	$—	$173
CMBS available for sale:
Investment grade	$281,495	$—	$—	$281,495
Non-investment grade	650,770	—	—	650,770
	$932,265	$—	$—	$932,265
Financial Liabilities:
Derivative instruments:
Interest rate caps	$173,623	$—	$—	$173,623
Interest rate swaps	—	—	—	—
	$173,623	$—	$—	$173,623

Derivative instruments:  Interest rate caps and swaps were valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. Fair value of our derivative instruments, such our CVR investments are valued using a Black-Scholes model.

Total losses or (gains) from derivatives for the year ended December 31, 2013 and the year ended December 31, 2012 were $9,914 and ($2,146), respectively, in Accumulated Other Comprehensive Income (Loss). Subsequently, on March 15, 2013, the date of disposal, the Company reclassified the amounts out of Accumulated Other Comprehensive Income (Loss) and derecognized the derivative instruments. During the year ended December 31, 2013, the Company entered into an interest rate swap agreement and did not enter into any new interest rate caps.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of December 31, 2013 are:

	At December 31, 2013
Financial Asset	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$6,762	Discounted cash flows	Discount rate	25.00% to 40.00%
Contingent value rights	115	Black-Scholes model	Implied volatility	40.00% to 60.00%
Interest rate swaps	187	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	CMBS Available for sale – Investment Grade	CMBS Available for Sale – Non- Investment Grade	Derivative Instruments	Retained CDO Bonds
Balance as of December 31, 2012	$281,495	$650,770	$173	$—
Change in CMBS investment status	(1,506)	1,506	—	—
Amortization of discounts or premiums	1,264	6,075	—	1,491
Proceeds from CMBS principal repayments	(10,526)	—	—	—
Gramercy Finance disposal	(274,133)	(670,387)	(219)	8,492
Adjustments to fair value:
Included in other comprehensive income	3,406	19,677	46	(1,219)
Other-than-temporary impairments	—	(7,641)	—	(2,002)
Balance as of December 31, 2013	$—	$—	$—	$6,762

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2012	$173,623
Gramercy Finance disposal	(163,716)
Issuance of contingent rights value obligation	1,730
Adjustments to fair value:
Unrealized loss	(11,335)
Balance as of December 31, 2013	$302

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

2013. This differs from the Company’s determination of allowances for loan losses as the Company considered the value that a purchaser would be willing to acquire the asset at the date of disposal instead of at the ultimate resolution of the asset.

At December 31, 2013, the Company did not measure any assets at fair value on a non-recurring basis. The following table shows the fair value hierarchy for those assets measured at fair value on a non-recurring basis based upon the lowest level of significant input to the valuations for which a non-recurring change in fair value has been recorded during the year ended December 31, 2012.

At December 31, 2012	Total	Level I	Level II	Level III
Financial Assets:
Lending investments – held-for-sale (allowance for loan loss):
Whole loans	$60,335	$—	$—	$60,335
Subordinate interests in whole loans	9,131	—	—	9,131
Mezzanine loans	—	—	—	—
Preferred equity	—	—	—	—
	$69,466	$—	$—	$69,466
Lending investments – held-for-sale (impairment for lower of cost or fair value):
Whole loans	$174,477	$—	$—	$174,477
Subordinate interests in whole loans	1,649	—	—	1,649
Mezzanine loans	20,422	—	—	20,422
Preferred equity	—	—	—	—
	$196,548	$—	$—	$196,548
Real Estate Investments:
Office	$3,593	$—	$—	$3,593
Land	24,195	—	—	24,195
Hotel	24,034	—	—	24,034
Branch	4,749	—	—	4,749
Industrial	—	—	—	—
	$56,571	$—	$—	$56,571

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

11. Fair Value of Financial Instruments  – (continued)

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

12. Derivative Instruments

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2013. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$16,055	4.55%	12/19/13	12/19/20	$(187)
Interest Rate Cap	1 mo. USD-LIBOR-BBA	24,000	5.00%	07/19/11	08/09/14	—
Contingent Value Rights(1)	n/a	11,535	n/a	10/01/13	03/25/14	(115)
Total derivatives		$51,590				$(302)

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

12. Derivative Instruments  – (continued)

(1)	Pursuant to each CVR Agreement, on March 25, 2014, the Company will calculate the volume-weighted average price, or the VWAP, for the common stock for the 10 trading days period ending on, and including, March 25, 2014, or the CVR Period VWAP. On April 1, 2014, the Company will pay to the holder of the contingent value rights, in immediately available funds, an amount in cash, equal to (a) the number of contingent value rights held by the holder on the CVR Test Date multiplied by (b) the amount, not to exceed $0.46 equal to the difference between the per share purchase price of $4.11 and the CVR Period VWAP.

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2013, derivative instruments were reported at their fair value as a net liability of $302. At December 31, 2012, derivative instruments were reported at their fair value as a net liability of $173,450 within discontinued operations. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

13. Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 200,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 75,000,000 shares of excess stock, $0.001 par value per share. As of December 31, 2013, 71,313,043 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

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

The Company issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of common stock of the Company, par value $0.001 per share; (ii) 2,000,000 shares of Class B-1 non-voting common stock of the Company, par value $0.001 per share; and (iii) 2,000,000 shares of Class B-2 non-voting common stock of the Company, par value $0.001 per share on December 6, 2012. The shares were issued as consideration for the Company’s contribution to the joint venture with Garrison in connection with the acquisition of the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of the Company’s common stock on the New York Stock Exchange on the day prior. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of the Company’s common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. During 2013, all Class B-1 and Class B-2 common stock was converted into an equal amount of shares of the Company’s common stock. In December, 2013, we filed an articles supplementary to our charter to reclassify 2,000,000 authorized shares of Class B-1 common stock and 2,000,000 authorized shares of Class B-2 common stock into the same number of authorized but unissued shares of our common stock. The reclassification (i) increased the number of shares of common stock from 96,000,000 shares immediately prior to the reclassification to 100,000,000 shares of common stock immediately after the reclassification; (ii) decreased the number of shares classified as Class B-1 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification; and (iii) decreased the number of shares classified as Class B-2 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of 11,535,200 shares of common stock at a purchase price of $4.11 per share, raising gross proceeds of $47,410, to various purchasers in a private placement, or the Private Placement. Pursuant to the Purchase Agreement, each purchaser has agreed that it will not, without the prior written consent of the Company, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if the Company issues common stock or securities convertible into common stock (except for certain permitted issuances), then the purchasers will have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance, and (2) elect the benefit of any different terms provided to the new investors.

Pursuant to the Purchase Agreement, the Company entered into contingent value rights agreements, or the CVR Agreements, with the Purchasers at the closing of the sale of common stock in the Private Placement which are discussed in more detail in Note 12.

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

Preferred Stock

In April 2007, the Company issued 4,600,000 shares of its 8.125% Series A cumulative redeemable preferred stock (including the underwriters’ over-allotment option of 600,000 shares) with a mandatory liquidation preference of $25.00 per share, or the Series A Preferred Stock. Holders of the Series A Preferred Stock are entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after April 18, 2012, the Company may at its option redeem the Series A Preferred Stock at par for cash. Net proceeds (after deducting underwriting fees and expenses) from the offering were approximately $111,205. In November 2010, we repurchased 1,074,178 shares of the Series A Preferred Stock pursuant to a tender offer.

As of December 31, 2013 and 2012, the Company accrued Series A Preferred Stock dividends of $37,600 and $30,438, respectively. In December 2013, the Company’s board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of its 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, the Company’s board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2013, 2,070,416 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

Through December 31, 2013, 1,787,872 restricted shares had been issued under the Equity Incentive Plan, of which 91% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $579, $958 and $301 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, related to the issuance of restricted shares. Compensation expense of $1,542 will be recorded over the course of the next 50 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plan as of December 31, 2013. Certain of the Company’s awards are subject to performance vesting conditions which were determined in March 2013 and are assessed on a quarterly basis.

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

A summary of the status of the Company’s stock options as of December 31, 2013, 2012 and 2011 are presented below:

	December 31, 2013		December 31, 2012		December 31, 2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	360,251	$16.14	565,026	$17.25	841,377	$11.82
Granted	30,000	3.05	25,000	2.50	25,000	2.79
Exercised	—	—	—	—	(300,000)	0.80
Lapsed or cancelled	(49,170)	22.49	(229,775)	16.83	(1,351)	22.50
Balance at end of period	341,081	$14.70	360,251	$16.14	565,026	$17.25

For the year ended December 31, 2013, all options were granted with a price of $3.05. The remaining weighted average contractual life of the options was 3.9 years. Compensation expense of $51, $29 and $138 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, related to the issuance of stock options.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

In connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, the Company has granted equity awards to these new executives pursuant to a newly adopted outperformance plan, or the 2012 Outperformance Plan, in the form of LTIP units. LTIP units are a class of limited partnership interests in GPT Property Trust LP, the Company’s operating partnership, that are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Company or its operating partnership with respect to liquidating distributions. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that the Company’s common stock price is less than the minimum hurdle. Messrs. DuGan, Harris and Pell were granted awards under the 2012 Outperformance Plan pursuant to which they may earn up to $10,000, $6,000 and $4,000 of LTIP Units, respectively. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units issued in July 2012 in connection with the hiring of new executives had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718.

In March 2013, the Company granted four senior officers equity awards pursuant to the 2012 Outperformance Plan in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to the Company’s common stock. Compensation expense of $555 and $210 was recorded for the years ended December 31, 2013 and 2012 for the 2012 Outperformance Plan. Compensation expense of $1,943 will be recorded over the course of the next 36 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2013.

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the Company’s hiring of these executives, the Company adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, the Company may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits the Company to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Equity awards issued under the Inducement Plan had

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

a fair value of $3,830 on the date of grant which was calculated in accordance with ASC 718. Compensation expense of $766 and $383 was recorded for years ended December 31, 2013 and 2012 for the 2012 Inducement Equity Incentive Plan. Compensation expense of $2,681 will be recorded over the course of the next 30 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2013.

The Company had previously issued LTIP unit awards to both the former Chief Executive Officer and the former President. During 2011, the Company entered into an amendment to the LTIP unit award agreement with these executives to cancel the vesting schedule of outstanding LTIP units in the Partnership (“LTIP Units”) and grant a new vesting schedule with respect to such LTIP Units. The new vesting schedule provided for 50% of each executive's LTIP Units to vest on June 30, 2012 subject to continued employment and an additional 50% of each Executive's LTIP Units to vest upon the satisfaction of certain vesting conditions relating to the settlement of the Company's mortgage and mezzanine loans. Compensation expense of $0, $401 and $1,433 was recorded for the years ended December 31, 2013, 2012 and 2011, respectively, related to the issuance and modification of LTIP units.

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

As of December 31, 2013, there were approximately 534,038 phantom stock units outstanding, of which 528,538 units are vested.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

Earnings per Share

Earnings per share for the years ended December 31, 2013, 2012 and 2011 are computed as follows:

	For the Year Ended December 31,
	2013	2012	2011
Numerator – Income (loss)
Net income (loss) from continuing operations	$(8,172)	$(18,341)	$(20,903)
Net income (loss) from discontinued operations	392,999	(153,207)	358,380
Net Income (loss)	384,827	(171,548)	337,477
Preferred stock dividends	(7,162)	(7,162)	(7,162)
Numerator for basic income per share – Net income (loss) available to common stockholders:	377,665	(178,710)	330,315
Effect of dilutive securities	—	—	—
Diluted Earnings:
Net income (loss) available to common stockholders	$377,665	$(178,710)	$330,315
Denominator – Weighted Average shares:
Weighted average shares outstanding	62,179,631	53,359,850	50,229,102
Less: Unvested restricted shares	(678,784)	(1,383,388)	—
Denominator for basic income per share	61,500,847	51,976,462	50,229,102
Effect of dilutive securities
LTIP	—	—	—
Stock based compensation plans	—	—	—
Phantom stock units	—	—	—
Diluted shares	61,500,847	51,976,462	50,229,102

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the year ended December 31, 2013, 51,412 share options and 534,038 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the year ended December 31, 2012, 16,362 share options, and 462,102 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the year ended December 31, 2011, 261,918 share options and 499,143 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

13. Stockholders’ Equity (Deficit)  – (continued)

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of December 31, 2013, 2012 and 2011 is comprised of the following:

	As of December 31,
	2013	2012	2011
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(186)	$(179,956)	$(182,102)
Net unrealized gain (loss) on available-for-sale securities	—	84,691	(258,837)
Net unrealized loss on debt securities	(1,219)	—	—
Total accumulated other comprehensive (loss)	$(1,405)	$(95,265)	$(440,939)

The Company reclassified unrealized gains on CMBS of $107,774 for the year ended December 31, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations and Comprehensive Income (Loss).

14. Benefit Plans

In June 2009, the Company implemented a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Except for the 401(k) Plan, at December 31, 2013, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $156, $227 and $218 for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Commitments and Contingencies

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of December 31, 2013, the Company had four outstanding commitments: (1) the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $16,772; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated.

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

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

15. Commitments and Contingencies  – (continued)

In December 2010, the Company sold its 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100 or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intends to vigorously defend against same. In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal, and intends to timely file a similar petition challenging the NYS DOF Transfer Tax Assessment.

In November 2013, NYC DOF filed an answer to the petition reiterating their position that the 2 Herald Sale Transaction was taxable by NYC DOF. In January and February 2014, the parties held a preliminary conference with the trial judge assigned the matter, agreed to discuss whether a settlement could be reached and subsequently determined that no such settlement was possible. A follow-up conference with the judge is scheduled during March 2014, at which the Company anticipates that parties will advise the judge that they wish to proceed to trial, which the Company expects to occur in mid-2014.

An initial conciliation conference for the NYS DOT Transfer Tax Assessment was held in October 2013. In November 2013, the NYS DOT provided additional information in support of its position. In February 2014, following a discussion, the Company and the NYS DOT determined that the parties could not amicably settle the dispute. The Company expects that the conciliator will issue its determination shortly, following which the Company will formally file our petition challenging the NYS DOT Transfer Tax Assessment.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4,339 for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties through December 31, 2013, within discontinued operations.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

The Company’s corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

The Company’s previous corporate offices at 420 Lexington Avenue, New York, New York, were subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005, which was subsequently amended in May and June 2009 and in June 2012. In April 2013, the Company

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

15. Commitments and Contingencies  – (continued)

gave notice that it was cancelling the lease for the corporate offices at 420 Lexington Avenue effective in September 2013 concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue.

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, is subject to an operating lease with an affiliate of KBS REIT. The lease is for approximately 19,000 square feet, and expires on April 30, 2014, with rents of approximately $322 per annum. The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet, expires on September 30, 2014, and is cancelable with 60 days’ notice. The lease is subject to rents of $32 per annum.

16. Income Taxes

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

Beginning with the third quarter of 2008, the Company’s board of directors elected to not pay a dividend to common stockholders. The board of directors also elected not to pay the Series A Preferred Stock dividend of $0.50781 per share beginning with the fourth quarter of 2008. The unpaid preferred stock dividends were accrued for twenty-one quarters through December 31, 2013. In December 2013, the board of directors authorized and the Company declared a “catch-up” dividend in the amount of $10.23524 per share of the 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, the board of directors also authorized and the Company declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

16. Income Taxes  – (continued)

The Company’s provision for income taxes for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
Current:
Federal	$(5,902)	$(1,990)	$(275)
State and local	(2,535)	(1,061)	(206)
Total current	(8,437)	(3,051)	(481)
Deferred:
Federal	(348)	(174)	(62)
State and local	(123)	(105)	(20)
Total deferred	(471)	(279)	(82)
Total income tax expense	$(8,908)	$(3,330)	$(563)

For the years ended December 31, 2013, 2012 and 2011 the Company recorded $8,908, $3,330, and $563 of income tax expense, including $2,515, $0, and $0 within discontinued operations, respectively. Tax expense for the years ended December 31, 2013, 2012 and 2011 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the year ended December 31, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital. As of December 31, 2013, returns for the calendar years 2010 through 2013 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. As of December 31, 2013, certain returns for calendar year 2009 also remain subject to examination by various state and local tax jurisdictions.

Net deferred tax assets of $635 and $0 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. These net deferred tax assets relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax. All deferred tax assets relating to net operating loss carry forwards of TRSs are fully reserved.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income, as follows:

	For the year ended December 31,
	2013	2012	2011
Income tax (expense) benefit at federal statutory rate	$(137,775)	$58,366	$(118,314)
Tax effect of REIT election	138,563	(60,230)	118,596
State and local taxes, net of federal benefit	(1,088)	(843)	(186)
Permanent difference	(1)	1,252	99
Valuation allowance	(8,607)	(1,672)	(737)
Other	—	(203)	(21)
Total income tax benefit (provision)	$(8,908)	$(3,330)	$(563)

As of December 31, 2013, the Company and each of its eleven subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $560,000. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2013 are subject to the completion of the 2013 tax returns. In January 2011, the Company and

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

16. Income Taxes  – (continued)

two of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of its common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used to offset future ordinary income and capital gains, beginning with the 2011 taxable year.

In addition to the limitation on the Company’s use of its net operating losses under section 382, since the company uses separate taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual TRSs are only available to offset taxable income derived by each respective TRS.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2013, 2012 and 2011, the Company did not incur any material interest or penalties.

17. Environmental Matters

The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

18. Segment Reporting

As of December 31, 2013, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. In 2012, as a result of the KBS settlement and management agreements, the Company changed the composition of its business segments to separate Asset Management from Investments. The year ended December 31, 2011 has been restated to conform with this change.

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

The Finance segment, which included the Company’s activities related to origination, acquisition and portfolio management of whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, preferred equity, CMBS and other real estate related securities, and which generated revenues from interest income on loans, other lending investments and CMBS owned in the Company’s CDOs, was classified as held for sale at December 31, 2012 in connection with the disposal in the first quarter of 2013.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

18. Segment Reporting  – (continued)

The Company evaluates performance based on the following financial measures for each segment:

	Finance	Asset Management	Investments/ Corporate	Total
Year Ended December 31, 2013
Total revenues	$—	$40,896	$15,808	$56,704
Equity in net loss from unconsolidated joint ventures	—	—	(5,662)	(5,662)
Total operating and interest expense(1)	—	(30,887)	(28,327)	(59,214)
Net income (loss) from continuing operations(2)	$—	$10,009	$(18,181)	$(8,172)

	Finance	Asset Management	Corporate/ Other(2)	Total
Year Ended December 31, 2012
Total revenues	$—	$34,667	$2,154	$36,821
Equity in net loss from unconsolidated joint ventures	—	—	(2,904)	(2,904)
Total operating and interest expense(1)	—	(24,824)	(27,434)	(52,258)
Net income (loss) from continuing operations(2)	$—	$9,843	$(28,184)	$(18,341)

	Finance	Asset Management	Corporate/ Other(2)	Total
Year Ended December 31, 2011
Total revenues	$—	$7,336	$436	$7,772
Equity in net income from unconsolidated joint ventures	—	—	121	121
Total operating and interest expense(1)	—	(10,555)	(18,241)	(28,796)
Net loss from continuing operations(2)	$—	$(3,219)	$(17,684)	$(20,903)
Total Assets:
December 31, 2013	$—	$12,950	$478,713	$491,663
December 31, 2012	$1,937,554	$—	$231,282	$2,168,836

(1)	Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $5,675, $256 and $136 and provision for taxes of $6,393, $3,330 and $563 for the years ended December 31, 2013, 2012, and 2011, respectively, are included in the amounts presented above.
(2)	Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

19. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Deferred losses and other non-cash activity related to derivatives	$(187)	$2,146	$(19,334)
Change in net unrealized loss on securities available for sale	$(1,219)	$343,528	$(260,820)

20. Selected Quarterly Financial Data (unaudited)

This unaudited interim financial information has been adjusted to reflect reclassifications for discontinued operations as of December 31, 2013.

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$17,712	$13,421	$16,304	$9,267
Income (loss) before equity in net income (loss) of joint ventures, provision for taxes, non-controlling interest and discontinued operations	2,109	766	3,325	(2,317)
Equity in net income (loss) of joint ventures	(2,854)	983	(2,603)	(1,188)
Income (loss) from continuing operations before provision for taxes and discontinued operations	(745)	1,749	722	(3,505)
Provision for taxes	(803)	(744)	(4,441)	(405)
Net income (loss) continuing operations	(1,548)	1,005	(3,719)	(3,910)
Net income (loss) from discontinued operations	(4,399)	(514)	(1,175)	399,087
Net income (loss) attributable to Gramercy Property Trust Inc.	(5,947)	491	(4,894)	395,177
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Net income (loss) available to common stockholders	$(7,739)	$(1,299)	$(6,684)	$393,387
Basic earnings per share:
Net loss from continuing operations and after preferred dividends	$(0.05)	$(0.01)	$(0.09)	$(0.10)
Net income (loss) from discontinued operations	(0.06)	(0.01)	(0.02)	6.80
Net income (loss) available to common stock holders	$(0.11)	$(0.02)	$(0.11)	$6.70
Diluted earnings per share:
Net loss from continuing operations and after preferred dividends	$(0.05)	$(0.01)	$(0.09)	$(0.10)
Net income (loss) from discontinued operations	(0.06)	(0.01)	(0.02)	6.80
Net income (loss) available to common stock holders	$(0.11)	$(0.02)	$(0.11)	$6.70
Basic weighted average common shares outstanding	69,724,546	58,902,708	58,605,219	58,678,078
Diluted weighted average common shares and common share equivalents outstanding	69,724,546	58,902,708	58,605,219	58,678,078

Gramercy Property Trust Inc.

Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2013

20. Selected Quarterly Financial Data (unaudited)  – (continued)

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total Revenues	$9,666	$9,157	$9,644	$8,354
Loss before equity in net income of joint ventures, provision for taxes and discontinued operations	(310)	(4,790)	(5,416)	(1,591)
Equity in net income (loss) of joint ventures	(2,992)	31	29	28
Loss from continuing operations before provision for taxes and discontinued operations	(3,302)	(4,759)	(5,387)	(1,563)
Provision for taxes	48	40	(2,106)	(1,312)
Net loss from continuing operations	(3,254)	(4,719)	(7,493)	(2,875)
Net income (loss) from discontinued operations	(145,334)	1,829	(12,218)	2,516
Net loss attributable to Gramercy Property Trust Inc.	(148,588)	(2,890)	(19,711)	(359)
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Net loss to common stockholders	$(150,380)	$(4,680)	$(21,501)	$(2,149)
Basic earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.09)	$(0.12)	$(0.18)	$(0.09)
Net income (loss) from discontinued operations	(2.69)	0.03	(0.24)	0.05
Net loss to common stockholders	$(2.78)	$(0.09)	$(0.42)	$(0.04)
Diluted earnings per share:
Net loss from continuing operations, net of non-controlling interest and after preferred dividends	$(0.09)	$(0.12)	$(0.18)	$(0.09)
Net income (loss) from discontinued operations	(2.69)	0.03	(0.24)	0.05
Net loss available to common stockholders	$(2.78)	$(0.09)	$(0.42)	$(0.04)
Basic weighted average common shares outstanding	54,120,499	52,308,653	50,759,306	51,261,325
Diluted weighted average common shares and common share equivalents outstanding	54,120,499	52,308,653	50,759,306	51,261,325

21. Subsequent Events

In February 2014, the Company closed on the acquisition of a 115,472 square foot, industrial property located in Des Plaines, Illinois for a purchase price of approximately $6,300. The property is 100% leased to one tenant through October 2025. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change. In connection with the acquisition, the Company assumed the existing mortgage note on the property. The assumed loan was for $2,664, with an annual fixed interest rate of 5.25% and a maturity date of October 31, 2020.

In March 2014, the Company’s board of directors declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. The Company’s board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

In February 2014, the Company exercised the $50,000 accordion feature of its senior secured credit facility which increased the Company’s borrowing capacity from $100,000 to $150,000. All other terms of the credit facility remained the same.

Gramercy Property Trust Inc.

SCHEDULE III
Real Estate Investments
(In thousands)

City	State	Acquisition Date	Encumbrances at December 31, 2013(1)	Initial Costs		Net Improvements (Retirements) Since Acquisition	Gross Amount at Which Carried December 31, 2013			Accumulated Depreciation December 31, 2013	Average Depreciable Life
				Land	Building and Improvements		Land	Building and Improvements	Total(3)
Industrial:
Greenwood	IN	11/20/2012	$7,940	$1,200	$12,002	$—	$1,200	$12,002	$13,202	$(378)	38
Greenfield	IN	11/20/2012	6,417	600	9,357	—	600	9,357	9,957	(279)	39
Olive Branch	MS	3/11/2013	(2)	2,250	18,891	35	2,250	18,926	21,176	(424)	39
Garland	TX	3/19/2013	(2)	2,200	6,081	645	2,200	6,726	8,926	(260)	19
East Brunswick	NJ	3/28/2013	(2)	5,700	4,970	38	5,700	5,008	10,708	(165)	27
Atlanta	GA	5/6/2013	(2)	1,700	4,949	—	1,700	4,949	6,649	(389)	20
Bellmawr	NJ	5/30/2013	(2)	540	2,992	—	540	2,992	3,532	(66)	34
Hialeah Gardens	FL	5/30/2013	4,990	4,839	1,437	6,971	4,839	8,408	13,247	—	—
Deer Park	NY	6/18/2013	—	1,700	2,200	—	1,700	2,200	3,900	(66)	18
Elkridge	MD	6/19/2013	(2)	3,300	2,600	—	3,300	2,600	5,900	(47)	28
Orlando	FL	6/26/2013	(2)	2,000	3,036	—	2,000	3,036	5,036	(148)	16
Houston	TX	6/26/2013	(2)	2,630	4,151	135	2,630	4,286	6,916	(166)	14
Logan	NJ	6/28/2013	(2)	750	10,975	—	750	10,975	11,725	(154)	38
Atlanta	GA	8/22/2013	(2)	230	3,770	—	230	3,770	4,000	(57)	24
Manassas	VA	9/5/2013	(2)	720	3,512	—	720	3,512	4,232	(35)	33
Manassas	VA	9/5/2013	(2)	780	3,782	—	780	3,782	4,562	(38)	33
Yuma	AZ	10/1/2013	12,600	1,900	16,273	—	1,900	16,273	18,173	(116)	35
Austin	TX	10/22/2013	(2)	970	5,648	—	970	5,648	6,618	(41)	23
Galesburg	IL	11/15/2013	(2)	300	903	—	300	903	1,203	(7)	27
Peru	IL	11/15/2013	(2)	460	3,024	—	460	3,024	3,484	(14)	39
Indianapolis	IN	11/15/2013	22,483	2,300	26,512	—	2,300	26,512	28,812	(110)	40
Waco	TX	11/21/2013	16,055	1,780	16,442	—	1,780	16,442	18,222	(39)	36
Upper Macungie	PA	12/23/2013	24,100	4,800	25,553	—	4,800	25,553	30,353	—	33
Vernon	CA	12/30/2013	—	3,757	4,431	—	3,757	4,431	8,188	—	38
Vernon	CA	12/30/2013	—	3,043	3,588	—	3,043	3,588	6,631	—	38
Office/Banking Center:
Emmaus	PA	6/6/2013	—	720	890	—	720	890	1,610	(13)	40
Calabash	SC	6/6/2013	—	402	208	—	402	208	610	(3)	40
Morristown	NJ	8/1/2013	(2)	1,960	2,940	—	1,960	2,940	4,900	(49)	25
Specialty:
Hutchins	TX	6/27/2013	25,788	9,600	52,038	—	9,600	52,038	61,638	(1,148)	8
Franklin Park	IL	11/21/2013	(2)	6,300	1,577	—	6,300	1,577	7,877	(16)	9
Chicago	IL	11/22/2013	(2)	3,700	2,025	—	3,700	2,025	5,725	(19)	29
			$120,373	$73,131	$256,757	$7,824	$73,131	$264,581	$337,712	$(4,247)

(1)	Encumbrances represent balances at 12/31/2013 of mortgage notes payable that are collateralized by the property for which they are noted.
(2)	These properties collateralize the Company’s credit facility which had an outstanding balance of $45,000 at 12/31/2013.
(3)	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2013 was $350,621.

Set forth below is a rollforward of the carrying values for our real estate investments classified as held-for-investment:

	Years Ended December 31,
	2013	2012	2011
Investment in real estate:
Balance at beginning of year	$23,159	$68,690	$2,471,923
Improvements	7,824	1,203	8,494
Business acquisitions	306,729	39,202	61,626
Change in held for sale	37,667	(7,519)	(3,393)
Impairments	—	(22,637)	(348)
Property sales	(37,667)	(55,780)	(20,547)
Transfer of foreclosed assets	—	—	(2,449,065)
Balance at end of year	$337,712	$23,159	$68,690
Accumulated depreciation:
Balance at beginning of year	$50	$2,983	$168,541
Depreciation expense	4,197	1,022	39,707
Change in held for sale	2,966	(2,468)	(296)
Property sales	(2,966)	(1,487)	(412)
Transfer of foreclosed assets	—	—	(204,557)
Balance at end of year	$4,247	$50	$2,983

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting during the year ended December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 73, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control over Financial Reporting

As part of the repositioning of the Company as an equity REIT focused on acquiring and managing income producing net leased real estate, we have implemented a new and more efficient accounting systems during the year ended December 31, 2013. This implementation did not require any material changes in our internal control over financial reporting during the year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2013 or the 2014 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2014 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

GRAMERCY PROPERTY TRUST INC.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, and Class B-2 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company, dated as of April 12, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, filed herewith.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, filed herewith.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of August 7, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2013.
10.5	Amended and Restated Credit and Guaranty Agreement, dated as of September 24, 2013, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith as joint lead arrangers, Deutsche Bank Securities Inc. as sole bookrunner, and Bank of America, N.A. and RBC Capital Markets as co-syndication agents, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2013.

Exhibit No.	Description
10.6	First Amendment to the Amended and Restated Credit and Gauranty Agreement, dated as of February 28, 2014, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and each of the other agents party thereto, filed herewith.
10.7	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.9	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.11	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.12	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.13	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2006.
10.14	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2004.
10.15	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.16	Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2011.

Exhibit No.	Description
10.17	Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I, LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2011.
10.18	Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011.
10.19	Agreement For Sale of Membership Interests, dated August 17, 2012, by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2012.
10.20	Loan Agreement, dated August 17, 2012, between KBS REIT Properties, LLC; KBS Acquisition Sub-Owner 5, LLC; KBS Acquisition Sub-Owner 6, LLC; KBS Acquisition Sub-Owner 7, LLC; KBS Acquisition Sub-Owner 8, LLC, as borrowers, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, as lenders, and Gramercy Loan Services LLC, as agent for lenders, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2012.
10.21	Loan Agreement, dated December 6, 2012, by and between GPT GIG BOA Portfolio Owner LLC and JPMorgan Chase Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
10.22	Stockholder Agreement, dated December 6, 2012, by and between Gramercy Property Trust Inc. and KBS Acquisition Sub-Owner 2, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
10.23	Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Property Trust Inc., CWCapital Investments LLC and CW Financial Services LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2013.
10.24	Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd., incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.25	Form of Joinder Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of common shares and aggregate purchase price for each additional purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.26	Form of Contingent Value Rights Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of contingent value rights for each purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.27	Amended and Restated Asset Management Services Agreement, dated as of December 1, 2013, by and between KBS Acquisition Sub, LLC, and GKK Realty Advisors LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.

Exhibit No.	Description
10.28	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*
10.29	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*
10.30	2008 Employee Stock Purchase Plan, incorporated by referenced to the Company’s Registration Statement on Form S-8 (333-149838), filed with the SEC on March 20, 2008.*
10.31	2012 Inducement Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.32	Gramercy Property Trust Inc. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.*
10.33	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.34	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.35	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.36	Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.*
10.37	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Property Trust Inc. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.*
10.38	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*
10.39	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*
10.40	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Property Trust Inc. and Gordon DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.41	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.42	Separation and Release Agreement, dated as of June 12, 2012, by and among Gramercy Property Trust Inc., GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.43	Transition and Release Agreement, dated as of June 12, 2012, by and among Gramercy Property Trust Inc., GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.44	Amendment to Retention Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Michael G. Kavourias, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

Exhibit No.	Description
10.45	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.*
10.46	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.47	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.48	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.49	First Amendment, dated April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.
Dated: March 14, 2014	By: /s/ Jon W. Clark Name: Jon W. Clark Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer, (Principal Executive Officer)	March 14, 2014
/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 14, 2014
/s/ Allan J. Baum Allan J. Baum	Chairman of the Board	March 14, 2014
/s/ Marc Holliday Marc Holliday	Director	March 14, 2014
/s/ Gregory F. Hughes Gregory F. Hughes	Director	March 14, 2014
/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Director	March 14, 2014
/s/ Charles S. Laven Charles S. Laven	Director	March 14, 2014
/s/ William H. Lenehan William H. Lenehan	Director	March 14, 2014