Form 10-K/A
period 2013-12-31
Gramercy Property Trust Inc.
filed 2014-03-31
CIK 1287701

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

521 5 th Avenue, 30 th Floor, New York, NY 10175

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of th e Exchange Act.

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

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K (the “Amendment”) of Gramercy Property Trust Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), which was filed with the Securities and Exchange Commission on March 17, 2014.

The Company is filing this Amendment to its 2013 Annual Report to include the financial statements of GPT GIG BOA Portfolio Holdings LLC (“GPT GIG”), a joint venture affiliate of the Company, in accordance with Rule 3-09 of Regulation S-X , which financial statements were not available at the time of filing of the 2013 Annual Report. Except for the re-filing of Exhibit 23.1 to correct a typographical error, this Amendment does not affect any other items in the 2013 Annual Report.

This Amendment to the 2013 Annual Report is being filed solely to include the separate financial statements of GPT GIG as provided in Exhibit 99.1 attached hereto and the consent from the independent auditor, Ernst & Young LLP, filed as Exhibit 23.2. In addition, in connection with the filing of this Amendment to the 2013 Annual Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 and Exhibit 23.1 are the only portions of the 2013 Annual Report being supplemented or amended by this Amendment to the 2013 Annual Report. Except as described above, this Amendment to the 2013 Annual Report does not amend, update or change the financial statements or any other items or disclosures contained in the 2013 Annual Report and does not otherwise reflect events occurring after the original filing date of the 2013 Annual Report. Accordingly, this Amendment to the 2013 Annual Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the 2013 Annual Report.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

All financial statements as set forth under Item 8 of the 2013 Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The financial statements of GPT GIG BOA Portfolio Holdings LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amendment.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, and Class B-2 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company, dated as of April 12, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated April 19, 2006, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
10.2	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.
10.4	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of GKK Capital LP, dated as of August 7, 2013, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2013.
10.5	Amended and Restated Credit and Guaranty Agreement, dated as of September 24, 2013, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith as joint lead arrangers, Deutsche Bank Securities Inc. as sole bookrunner, and Bank of America, N.A. and RBC Capital Markets as co-syndication agents, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2013.

Exhibit No.	Description
10.6	First Amendment to the Amended and Restated Credit and Gauranty Agreement, dated as of February 28, 2014, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and each of the other agents party thereto, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
10.7	Collateral Management Agreement, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.8	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.9	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd. And GKK Manager LLC, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.10	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.
10.11	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.
10.12	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1 Ltd., Gramercy Real Estate CDO 2007-1 LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.
10.13	Second Amended and Restated Registration Rights Agreement by and between the Company and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2006.
10.14	Registration Rights Agreement, by and between various holders of the Company’s common stock and the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2004.
10.15	Master Lease Agreement, dated of January 1, 2005, by and between First States Investors 5000A, LLC and Bank of America, N.A., incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.
10.16	Letter Agreement, dated March 13, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2011.

Exhibit No.	Description
10.17	Letter Agreement, dated April 15, 2011, by and among the Company, as guarantor, GKK Stars Junior Mezz I LLC, as guarantor, the Borrowers, the Mortgage Lenders, the Mezzanine Lenders, KBS GKK Participation Holdings I, LLC and KBS GKK Participation Holdings II, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2011.
10.18	Collateral Transfer and Settlement Agreement, dated as of September 1, 2011, by and among GKK Stars Acquisition LLC, KBS Acquisition Sub, LLC, KBS Debt Holdings Mezz Holder, LLC, KBS GKK Participation Holdings I, LLC, KBS GKK Participation Holdings II, LLC and KBS Acquisition Holdings, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 8, 2011.
10.19	Agreement For Sale of Membership Interests, dated August 17, 2012, by and between KBS Acquisition Sub-Owner 2, LLC and BBD1 Holdings LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2012.
10.20	Loan Agreement, dated August 17, 2012, between KBS REIT Properties, LLC; KBS Acquisition Sub-Owner 5, LLC; KBS Acquisition Sub-Owner 6, LLC; KBS Acquisition Sub-Owner 7, LLC; KBS Acquisition Sub-Owner 8, LLC, as borrowers, Gramercy Investment Trust and Garrison Commercial Funding XI LLC, as lenders, and Gramercy Loan Services LLC, as agent for lenders, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 22, 2012.
10.21	Loan Agreement, dated December 6, 2012, by and between GPT GIG BOA Portfolio Owner LLC and JPMorgan Chase Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
10.22	Stockholder Agreement, dated December 6, 2012, by and between Gramercy Property Trust Inc. and KBS Acquisition Sub-Owner 2, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.
10.23	Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Property Trust Inc., CWCapital Investments LLC and CW Financial Services LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2013.
10.24	Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd., incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.25	Form of Joinder Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of common shares and aggregate purchase price for each additional purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.26	Form of Contingent Value Rights Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of contingent value rights for each purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.
10.27	Amended and Restated Asset Management Services Agreement, dated as of December 1, 2013, by and between KBS Acquisition Sub, LLC, and GKK Realty Advisors LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.

Exhibit No.	Description
10.28	Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*
10.29	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*
10.30	2008 Employee Stock Purchase Plan, incorporated by referenced to the Company’s Registration Statement on Form S-8 (333-149838), filed with the SEC on March 20, 2008.*
10.31	2012 Inducement Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.32	Gramercy Property Trust Inc. Director’s Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005.*
10.33	Form of Restricted Stock Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.34	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.35	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*
10.36	Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.*
10.37	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between Gramercy Property Trust Inc. and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.*
10.38	Restricted Stock Award, dated as of January 5, 2012, by the Company to Roger M. Cozzi, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*
10.39	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*
10.40	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Property Trust Inc. and Gordon DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.41	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.42	Separation and Release Agreement, dated as of June 12, 2012, by and among Gramercy Property Trust Inc., GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.43	Transition and Release Agreement, dated as of June 12, 2012, by and among Gramercy Property Trust Inc., GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.44	Amendment to Retention Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Michael G. Kavourias, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

Exhibit No.	Description
10.45	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, dated July 28, 2011, filed with the SEC on August 3, 2011.*
10.46	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Roger M. Cozzi, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.47	Amendment, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.48	Amendment to LTIP Unit Award Agreement, dated as of July 28, 2011, by and among the Company, GKK Capital LP and Timothy J. O’Connor, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2011.*
10.49	First Amendment, dated April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*
21.1	Subsidiaries of the Registrant, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
99.1	Financial statements of GPT GIG BOA Portfolio Holdings LLC for the years ended December 31, 2013 and December 31, 2012, filed herewith.
101.INS	XBRL Instance Document, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
101.SCH	XBRL Taxonomy Extension Schema, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
101.LAB	XBRL Taxonomy Extension Label Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.
Dated: March 31, 2014	By:
/s/ Jon W. Clark

Name: Jon W. Clark
Title: Chief Financial Officer