Form 10-K/A
period 2013-12-31
Gramercy Property Trust Inc.
filed 2014-04-29
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

521 Fifth Avenue, 30th Floor, New York, NY 10175
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2013 of Gramercy Property Trust Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on March 31, 2014, the “Original Form 10-K”). This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to remove the statement that information is being incorporated by reference from the 2014 Proxy Statement.

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

The following table and biographical descriptions set forth certain information with respect to the nominees for election as directors at the 2014 annual meeting of common stockholders, based upon information furnished by each director. Following biographical information for the director nominees, we have provided information regarding the specific experience, qualifications, attributes, or skills that have led us to determine that he should serve as a director on our Board of Directors.

Name	Age	Director Since
Nominee Directors
Allan J. Baum	58	2004
Gordon F. DuGan	47	2012
Marc Holliday	47	2004
Gregory F. Hughes	51	2012
Jeffrey E. Kelter	59	2004
Charles S. Laven	62	2004
William H. Lenehan	37	2012

Nominees for Election

Allan J. Baum. Mr. Baum has served as one of our directors since August 2004 and is currently the Chairman of the Board. Mr. Baum previously served as our Lead Independent Director from June 2012 until January 2014 and as Chairman of a special committee of our Board, and currently serves as a member of our Audit and Compensation Committees. Mr. Baum retired from Credit Suisse First Boston (“CSFB”) in 2002, where he was a Managing Director and head of the structured finance unit for commercial mortgage-backed securities. Prior to his ten years with CSFB, Mr. Baum served as a Vice President in the Real Estate Investment Bank of Citicorp, and held positions in the tax-exempt housing finance and taxable mortgage finance areas of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Baum also currently serves as a director of Community Development Trust, a for-profit, mission-oriented real estate investment trust. He previously served as Vice President of the Commercial Mortgage Securities Association. In addition, Mr. Baum served as a director for National Consumer Cooperative Bank, and also served on its audit committee. Mr. Baum received a B.A. degree in Government/Urban Studies from Dartmouth College in 1978 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1983. Mr. Baum's qualifications to serve on our Board include his executive experience at CSFB and Citicorp, his relevant experience serving on the boards and audit committees for a real estate investment trust and a financial institution and his extensive experience of over 20 years in commercial real estate investment banking.

Gordon F. DuGan. Mr. DuGan has been our Chief Executive Officer and served as one of our directors since July 2012. Mr. DuGan has over 20 years of senior management experience in the real estate industry. From June 2011 to June 2012, he served as Global Head of Equity Real Estate for a wholly-owned subsidiary of Annaly Capital Management (NYSE: NLY), a mortgage REIT. From June 2010 to June 2011, Mr. DuGan served as Managing Partner of Northcliffe Asset Management (“Northcliffe”), which managed net leased commercial real estate on behalf of private investors. From May 2004 to July 2010, he was Chief Executive Officer of W. P. Carey & Co. LLC (NYSE: WPC) (“W. P. Carey”), a global investment firm with approximately $12.5 billion of assets under management, and regarded as a leading provider of net lease financing for corporate properties. Prior to that, Mr. DuGan served in various capacities with W.P. Carey, including as a director, as President and as Head of Investments. Mr. DuGan is a member of the Advisory Boards of India 2020 Limited, a private equity firm investing in India, and of the Innocence Project. Mr. DuGan received his B.S. degree in Economics from the Wharton School at the University of Pennsylvania. Mr. DuGan's qualifications to serve on our Board include his extensive leadership skills and executive experience at the wholly-owned subsidiary of Annaly Capital Management, Northcliffe and W. P. Carey, and his prior board experience.

Marc Holliday. Mr. Holliday has served as one of our directors since August 2004 and was our President and Chief Executive Officer from August 2004 until October 2008. Mr. Holliday has served on a special committee of our Board and also served on our Investment Committee from August 2004 until June 2010. Mr. Holliday became our consultant from October 2008 until April 2009 after stepping down from his positions as our President and Chief Executive Officer in October 2008. Mr. Holliday is the Chief Executive Officer and a director of SL Green Realty Corp. (NYSE: SLG) or SL Green. He previously served as Chief Investment Officer and President of SL Green. Prior to joining SL Green, he was Managing Director and Head of Direct Originations for New York-based Capital Trust (NYSE: CT), a mezzanine finance company. While at Capital Trust, Mr. Holliday was in charge of originating direct principal investments for the firm, consisting of mezzanine debt, preferred equity and first mortgages. Mr. Holliday served in various management positions, including Senior Vice President at Capital Trust's predecessor company, Victor Capital Group, a private real estate investment bank specializing in advisory services, investment management, and debt and equity placements. Mr. Holliday received a B.S. degree in Business and Finance from Lehigh University in 1988, and a M.S. degree in Real Estate Development from Columbia University in 1990. Mr. Holliday's qualifications to serve on our Board include his extensive executive experience as Chief Executive Officer at SL Green, as our former President and Chief Executive Officer, his long-time leadership skills in various management positions of various companies, as well as his deep exposure in the real estate industry.

Gregory F. Hughes. Mr. Hughes has served as one of our directors since December 2012. He previously served as our Chief Credit Officer from 2004 to 2008. From November 2010 to present, Mr. Hughes has served as a Principal for Roscommon Capital Limited Partnership, a financial advisory and investment firm. Mr. Hughes also served as the Chief Operating Officer of SL Green from 2007 to 2010 and its Chief Financial Officer from 2004 to 2010, responsible for finance, capital markets, investor relations and administration. Prior to joining SL Green, Mr. Hughes was Managing Director and Chief Financial Officer of the private equity real estate group at JP Morgan Partners. Mr. Hughes was also a Partner and Chief Financial Officer of Fortress Investment Group, an investment and asset management firm, which managed a real estate private equity fund of approximately $900.0 million and a NYSE listed real estate investment trust with assets in excess of $1.3 billion. While at Fortress Investment Group, Mr. Hughes was actively involved in evaluating a broad range of real estate equity and structured finance investments and arranged various financings to facilitate acquisitions and fund recapitalizations. Mr. Hughes also served as Chief Financial Officer of Wellsford Residential Property Trust and Wellsford Real Properties, where he was responsible for the firm’s financial forecasting and reporting, treasury and accounting functions, capital markets and investor relations. While at Wellsford Residential Property Trust, Mr. Hughes was involved in numerous public and private debt and equity offerings and during his tenure Wellsford Residential Property Trust became one of the first real estate investment trusts to obtain an investment grade rating. Prior to that, Mr. Hughes worked at Kenneth Leventhal & Co., a public accounting firm specializing in real estate and financial services. Mr. Hughes received a B.S. degree in Accounting from the University of Maryland and is a Certified Public Accountant. Mr. Hughes' qualifications to serve on our Board include his extensive experience serving as an officer for various public companies and his financial and accounting skills as a Certified Public Accountant.

Jeffrey E. Kelter. Mr. Kelter has served as one of our directors since August 2004. Mr. Kelter also serves as the Chairman of our Compensation Committee, as well as a member of our Nominating and Corporate Governance and Investment Committees. Mr. Kelter has also served on a special committee of our Board. Mr. Kelter has been a senior partner of KTR Capital Partners since 2004. Previously, Mr. Kelter was President and Chief Executive Officer and a trustee of Keystone Property Trust (“Keystone”), an industrial REIT. He has over 20 years of experience in all phases of commercial real estate including development and third-party management. Prior to forming Keystone, he served as President and Chief Executive Officer of Penn Square Properties, Inc. (“Penn Square”) in Philadelphia, Pennsylvania, a real estate company which he founded in 1982. At Penn Square, he developed, owned, managed and leased more than 4.5 million square feet of office and warehouse projects throughout the Pennsylvania and New Jersey markets. Mr. Kelter received a B.A. from Trinity College. Mr. Kelter's qualifications to serve on our Board include his executive experience as President and Chief Executive Officer of Keystone and Penn Square, and his experience of over 20 years in commercial real estate.

Charles S. Laven. Mr. Laven has been one of our directors since August 2004. In addition, Mr. Laven is the Chairman of our Nominating and Corporate Governance Committee, as well as a member of our Audit and Compensation Committees. Mr. Laven has been the President of Forsyth Street Advisors LLC, a New York based company specializing in real estate finance and consulting, since July 2003. Previously, Mr. Laven was a partner of Hamilton, Rabinovitz, & Alschuler, Inc. (“HR&A”), a financial, policy and management consulting firm focusing on complex housing finance, real estate, economic development and strategic planning problems. Mr. Laven also served as principal of Caine Gressel Midgley Slater Incorporated and Charles Laven and Associates. Mr. Laven also currently serves as chairman of the Urban Homesteading Assistance Board and as a director for Citizens Housing and Planning Council. Mr. Laven holds a B.S. degree in Architectural Design from the Massachusetts Institute of Technology. Mr. Laven was a Loeb Fellow in Advanced Environmental Affairs at the Harvard University School of Design. Mr. Laven is an Adjunct Professor of Real Estate at Columbia University's Graduate School of Architecture Planning and Preservation and has been a member of the faculty of Columbia University since 1981. Mr. Laven's qualifications to serve on our Board include his extensive leadership skills and executive experience at Forsyth Street Advisers LLC and HR&A, his intellectual acumen as a Columbia faculty member and his prior board experience at various companies and organizations.

William H. Lenehan. Mr. Lenehan served as a director beginning in January 2012 pursuant to the then-existing rights of holders of our Series A Preferred Stock to elect one director to our Board. Effective January 13, 2014, concurrent with the payment of all accrued and unpaid dividends on our Series A Preferred Stock, Mr. Lenehan’s term as a preferred stock director ceased and he was re-appointed as a director of our company. He also has served as a special advisor to the board of Evoq Properties, Inc. since June 2012. From June 2011 to December 2011, Mr. Lenehan was the Interim Chief Executive Officer of MI Developments, Inc., a real estate operating company, and served as a member of the Board of Directors of MI Developments, Inc. and its Strategic Review Committee. From August 2001 to February 2011, Mr. Lenehan was an investment professional at Farallon Capital Management, L.L.C. in the real estate group, where he was involved with numerous private equity investments in the real estate sector, including office buildings, residential land, resort communities, mixed use properties and retail properties. Mr. Lenehan has served as a director and an audit committee member of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company, since May 2012. Mr. Lenehan has a B.A. in economics and classics from Claremont McKenna College. Mr. Lenehan’s qualifications to serve on our Board include his extensive real estate investment and management experience and public company director experience.

Biographical Information Regarding Executive Officers Who Are Not Directors

Benjamin P. Harris. Mr. Harris has been our President since August 2012, and served as our Chief Investment Officer from July 2012 until August 2012. Mr. Harris served as the Head of U.S. Net Lease Investments for a wholly-owned subsidiary of Annaly Capital Management from June 2011 to June 2012 and has over 15 years of experience sourcing, underwriting and closing sale-leaseback and net lease transactions. Mr. Harris served as the Head of US Investments of Northcliffe from October 2010 to June 2011, and as Head of US Investments of W. P. Carey from September 2005 to October 2010. Mr. Harris previously served in various capacities at W.P. Carey from 1999 through 2010. Mr. Harris graduated from the University of King's College and Dalhousie University in Canada. He is a CFA charter holder and a member of the New York Society of Securities Analysts. Mr. Harris is 39 years old.

Jon W. Clark. Mr. Clark has been our Chief Financial Officer and Treasurer since April 2009. He has also been our Chief Accounting Officer since March 2009. Prior to his election as our Chief Accounting Officer, Mr. Clark served as our Vice President and Controller from June 2007 until March 2009. Previously, Mr. Clark was a Director at BlackRock Financial Management where he managed the accounting and finance department for real estate debt products. During that time, Mr. Clark also served as Assistant Treasurer at Anthracite Capital, Inc., which was a publicly traded mortgage REIT that specialized in subordinate commercial mortgage-backed securities. Prior to joining BlackRock Financial Management, Mr. Clark was a Vice President at Cornerstone Properties, Inc. (acquired by Equity Office Properties in 2000) where he established its internal audit department. Mr. Clark is a Certified Public Accountant and obtained his public accountancy experience as a manager in the national real estate practices of Arthur Andersen LLP and BDO Seidman LLP. Mr. Clark holds a B.B.A. degree in Accountancy from Western Michigan University. Mr. Clark is 45 years old.

Edward J. Matey Jr.  Mr. Matey has been our Executive Vice President and General Counsel since April 2009 and our Secretary since April 2013. From April 2008 until April 2009, Mr. Matey served as Senior Vice President and General Counsel of our Realty Division. Mr. Matey was Executive Vice President and General Counsel of American Financial Realty Trust from September 2002 until April 2008, when we acquired American Financial Realty Trust. Prior to that, he was a real estate attorney at Morgan, Lewis & Bockius LLP where he served as a partner from October 1991 to September 2002 and an associate from November 1986 to October 1991. Mr. Matey received his B.S. from Saint Joseph’s University and his J.D. from Villanova University School of Law. Mr. Matey is 60 years old.

Our Board of Directors and Its Committees

Our Board of Directors currently consists of seven members. Each of our directors serves for a term that lasts until the next annual meeting of common stockholders, and until their successor, if any, is duly elected or appointed and qualifies. Each of our directors are subject to annual election by holders of our common stock. Accordingly, our common stockholders will be asked to elect seven directors at our annual meeting.

Our Board of Directors has affirmatively determined that Messrs. Allan J. Baum, Jeffrey E. Kelter, Gregory F. Hughes, Charles S. Laven and William H. Lenehan, representing a majority of its members, are independent of our management, as such term is defined by the rules of the NYSE and the SEC. In determining director independence, our Board of Directors considers all relevant facts and circumstances, the NYSE listing standards, as well as our director independence criteria. Under the NYSE listing standards, no director qualifies as independent unless our Board of Directors affirmatively determines that the director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. No arrangement or understanding exists between any director or executive officer and any other person or persons pursuant to which any director or executive officer was, or is, to be selected as a director or nominee.

Our Board of Directors held seven meetings during fiscal year 2013. During fiscal year 2013, each of the directors then serving on our Board of Directors attended at least 75% aggregate of (i) the total number of meetings of our Board of Directors while they were on our Board of Directors and (ii) the total number of meetings of the committees of our Board of Directors on which directors served. In addition, our directors also met several times in strategic sessions to discuss our overall strategic business plan. The non-executive directors also regularly hold executive sessions in which our management does not participate. For a discussion of the leadership structure of our Board of Directors and its role in risk oversight, see “Corporate Governance Matters” in this report.

Audit Committee. We have a standing Audit Committee, consisting of Messrs. Hughes (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE and the SEC and each of whom meet the financial literacy standard required by the rules of the NYSE. Our Board of Directors has determined that Mr. Gregory F. Hughes is an “audit committee financial expert” as defined in rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as amended. Our Audit Committee is responsible for, among other things, engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of their audit engagement, approving professional services to be provided by the independent registered public accounting firm, reviewing the independence of the auditors, considering the range of audit and non-audit fees, reviewing the adequacy of our internal controls, accounting and reporting practices and assessing the quality and integrity of our consolidated financial statements. The function of our Audit Committee is oversight. Our management is responsible for the preparation, presentation and integrity of our financial statements and for the effectiveness of internal control over financial reporting. Management is responsible for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures that provide for compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for planning and carrying out a proper audit of our annual financial statements, reviews of our quarterly financial statements prior to the filing of each Quarterly Report on Form 10-Q, annually auditing management's assessment of the effectiveness of internal control over financial reporting and other procedures. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on our website at www.gptreit.com. Additional information regarding the functions performed by our Audit Committee is set forth in the “Audit Committee Report” included in this report. Our Audit Committee held seven meetings during fiscal year 2013.

Compensation Committee. We have a standing Compensation Committee, consisting of Messrs. Kelter (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE. Our Compensation Committee is responsible for, among other things: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and such other executive officers that may be designated by our Chief Executive Officer, evaluating the performance of such officers in light of such goals and objectives, and determining and approving the compensation of such officers based on these evaluations; (2) approving the compensation of our other executive officers; (3) recommending to our Board of Directors for approval the compensation of the non-employee directors; (4) administering the issuance of any award under our Amended and Restated 2004 Equity Incentive Plan (our “2004 Equity Incentive Plan”) and our 2012 Inducement Equity Incentive Plan; and (5) reviewing the Compensation Discussion and Analysis for inclusion in the 2014 Proxy Statement. Compensation decisions for our executive officers and directors are made by our Compensation Committee. Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”) as our compensation consultant to provide it with relevant market data concerning the marketplace, our peer group and other compensation developments. See “Executive Compensation — Compensation Discussion and Analysis.” Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on our website at www.gptreit.com. Our Compensation Committee held four meetings during fiscal year 2013.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee, consisting of Messrs. Laven (Chairman), Lenehan and Hughes, each of whom is “independent” within the meaning of the rules of the NYSE. Our Nominating and Corporate Governance Committee is responsible for, among other things, assisting our Board of Directors in identifying individuals qualified to become Board members, recommending to our Board of Directors the director nominees to be elected at each annual meeting of stockholders, recommending to our Board of Directors the directors to serve on each of our Board of Directors' committees, developing and recommending to our Board of Directors the corporate governance principles and guidelines applicable to our company and directing our Board of Directors in an annual review of its performance. Our Board of Directors has adopted a written charter for our Nominating and Corporate Governance Committee, a copy of which is available on our website at www.gptreit.com. Our Nominating and Corporate Governance Committee held two meetings during fiscal year 2013.

Investment Committee. We have a standing Investment Committee currently consisting of Messrs. Lenehan (Chairman), DuGan and Kelter. All real estate investments, dispositions and financings must be approved by a committee consisting of our most senior officers, including the affirmative vote of our Chief Executive Officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $20.0 million must also be approved by the Investment Committee of our Board of Directors. Our full board of directors must approve all such transactions having a value greater than $50.0 million. Additionally, the Investment Committee of our Board of Directors must approve non-recourse financings greater than $20.0 million and our full Board of Directors must approve all recourse financings, regardless of amount, and non-recourse financings greater than $50.0 million. Our Investment Committee held five meetings during fiscal year 2013.

CORPORATE GOVERNANCE MATTERS

This section contains information about a variety of our corporate governance policies and practices. In this section, you will find information about how we are complying with the NYSE's corporate governance rules that were approved by the SEC. We are committed to operating our business under strong and accountable corporate governance practices. Our Board of Directors reviews these guidelines and other aspects of our corporate governance periodically. You are encouraged to visit the corporate governance section of the “Investor Relations — Corporate Governance” page of our corporate website at www.gptreit.com to view or to obtain copies of our committee charters, code of business conduct and ethics, corporate governance principles and director independence standards. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this report or any other report or document we file with or furnish to the SEC. You may also obtain, free of charge, a copy of the respective charters of our committees, code of business conduct and ethics, corporate governance principles and director independence standards by directing your request in writing to Gramercy Property Trust Inc., 521 Fifth Avenue, 30th Floor, New York, New York 10175- 0003, Attention: Investor Relations. Additional information relating to the corporate governance of our company is also included in other sections of this report.

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

Our Board of Directors consists of a majority of independent and non-executive directors and our Board of Directors has appointed Mr. Baum as Chairman, effective January 16, 2014, to coordinate the activities of our Board of Directors and to assure effective corporate governance in managing the affairs of our Board of Directors and us. Mr. Baum had been our lead independent director since 2012. These independent and non-executive directors, under the leadership and coordination of the Chairman, meet regularly in executive session without the presence of management or interested directors in order to promote discussion among the independent and non-executive directors and to assure independent oversight of management. Our Chairman (i) presides at all meetings of the independent directors and any Board of Directors meeting when the Chief Executive Officer is not present, including executive sessions of the independent and non-executive directors, (ii) approves and informs the Chief Executive Officer as to the quality and timeliness of information sent to our Board of Directors and the appropriateness of meeting agenda items, (iii) serves as the primary liaison between the independent and non-executive directors and the Chief Executive Officer, (iv) holds a principal role in the evaluation of our Board of Directors and the evaluation of the Chief Executive Officer, (v) recommends to our Board of Directors and its committees the hiring and retention of any consultants that report directly to our Board of Directors, (vi) responds directly to stockholder questions or inquiries directed to the Chairman or the independent and non-executive directors as a group, (vii) upon request and when appropriate, ensures he is available for direct communication with major stockholders, and (viii) performs other duties as our Board of Directors may from time to time delegate. In addition, our Board committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, and the development and implementation of corporate governance policies, each consist entirely of independent directors. Therefore, our Board of Directors believes that its majority independent composition and the strength of our independent and non-executive directors, under the leadership and coordination of the Chairman, provide effective corporate governance at our Board of Directors level and independent oversight of both our Board of Directors and our executive officers. The current leadership structure, when combined with the functioning of the independent and non-executive director component of our Board of Directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs. As part of its annual self-assessment, our Board of Directors will consider whether the current leadership structure continues to be optimal for us and our stockholders.

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

Communications with Our Board of Directors

We have a process by which stockholders and/or other parties may communicate with our Board of Directors, our Chairman, our independent and non-executive directors as a group or our individual directors (including the independent and non-executive directors). Any such communications may be sent to our Board of Directors, our Chairman or any named individual director (including the independent and non-executive directors), by U.S. mail or overnight delivery and should be directed to the Secretary at Gramercy Property Trust Inc., 521 Fifth Avenue, 30th Floor, New York, New York 10175-0003, who will forward such communications on to the intended recipient or recipients. Our General Counsel will review each communication received in accordance with this process to determine whether the communication requires immediate action. These officers will forward all appropriate communications received, or a summary of such communications, to the appropriate member(s) of our Board of Directors. However, we reserve the right to disregard any communication that our General Counsel determine is unduly hostile, threatening or illegal, does not reasonably relate to us or our business, or is similarly inappropriate. These officers have the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. Any such communications may be made anonymously.

Whistleblowing and Whistleblower Protection Policy

Our Audit Committee has established procedures for (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and (2) the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. If you wish to contact our Audit Committee to report complaints or concerns relating to our financial reporting, you may do so in writing to the Chairman of our Audit Committee, c/o Secretary, Gramercy Property Trust Inc., 521 Fifth Avenue, 30th Floor, New York, New York 10175-0003. Any such communications may be made anonymously.

Director Attendance at Annual Meetings

We encourage members of our Board of Directors to attend each annual meeting of stockholders. Messrs. Baum, DuGan and Laven attended our annual meeting of stockholders held on June 25, 2013.

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

Our Nominating and Corporate Governance Committee may consider director candidates recommended by our stockholders. Our Nominating and Corporate Governance Committee will apply the same standards in considering candidates submitted by stockholders as it does in evaluating candidates submitted by members of our Board of Directors. Any recommendations by stockholders should follow the procedures outlined under “Stockholder Proposals” in the 2014 Proxy Statement and should also provide the reasons supporting a candidate's recommendation, the candidate's qualifications and the candidate's written consent to being considered as a director nominee. No director candidates were recommended by holders of our common stock for election at the 2014 annual meeting.

Executive Sessions of Independent and Non-Executive Directors

In accordance with the Corporate Governance Guidelines, the independent and non-executive directors serving on our Board of Directors generally meet in executive session after each regularly scheduled meeting of our Board of Directors or our Audit Committee without the presence of any directors or other persons who are part of our management. The executive sessions regularly are chaired by our Chairman of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis in 2013, except for the following filings by certain of our directors: (1) Messrs. Baum, Kelter, Laven and Lenehan: late Form 4 filings on January 11, 2013, April 12, 2013 and July 19, 2013; (2) Mr. Holiday: late Form 4 filings on February 7, 2013, April 23, 2013 and August 6, 2013; and (3) Mr. Hughes: late Form 3 filing on January 23, 2013 and late Form 4 filings on January 15, 2013, April 12, 2013 and July 19, 2013.

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

Throughout this report, the individuals who served as our Chief Executive Officer, President, Chief Financial Officer, and Executive Vice President and General Counsel during our 2013 fiscal year are referred to as the "named executive officers," or our "executives."

Overview

Summary of Actions Taken During 2013

During 2013, we took the following actions related to our executive compensation and corporate governance policies:

·	conducted a shareholder outreach program to solicit reactions to our executive compensation program;
·	adopted annual procedures to identify individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive compensation bonuses;
·	adopted a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
·	adopted stock ownership guidelines for our chief executive officer and other executive officers based on a multiple of base salary;
·	adopted a stock ownership guidelines for our non-employee directors based on multiples of the annual cash retainer for our non-employee directors; and
·	adopted a majority voting policy in the election of directors.

Our common stock experienced an increase of approximately 89% in 2013 and our common stock’s total shareholder return (“TSR”) was approximately 130% and 106% during the respective two and three year periods ended December 31, 2013. A chart illustrating our common stock’s TSR compared to the performance of Standard & Poor’s 500 Composite Index and the NAREIT All REIT index for a five year period, is presented below. This chart assumes $100 invested on January 1, 2008 and assumes the reinvestment of dividends.

In March 2014, we resumed payment of a dividend to our common stockholders after a hiatus of more than five years by declaring a quarterly dividend of $0.035 per common share for the first quarter of 2014. We also declared and paid a first quarter 2014 dividend to our Series A Preferred stockholders. In January 2014, we paid in full the accrued and unpaid dividends on our Series A Preferred Stock and began the timely payment of the quarterly preferred dividends beginning with the dividend due January 15, 2014.

Objectives of Our Compensation Program

As a fully-integrated, self-managed commercial real estate investment and asset management company, we operate in a highly competitive market. We seek to maintain a total compensation package that provides fair, reasonable and competitive compensation for our executives, while allowing us the flexibility to differentiate actual pay based on individual and organizational performance.

Our Compensation Committee, in consultation with our Chief Executive Officer and external compensation consultant, sets our compensation philosophy, which has been structured to achieve the following objectives:

·	to attract and retain talented individuals capable of performing at a high level in a market that remains highly competitive and who have the motivation, experience and skills necessary to lead us effectively;
·	to provide performance-based compensation that creates a strong alignment of management and stockholder interest to create long-term stockholder value;
·	to motivate our executives to manage our business to meet and appropriately balance our short- and long-term objectives;
·	to hold executives accountable for their level of success in attaining specific goals set for them individually;
·	to maintain flexibility and discretion to allow us to recognize the unique characteristics of our operations and strategy, and our prevailing business environment, as well as changing labor market dynamics; and
·	to achieve an appropriate risk-reward balance in our compensation programs that does not incentivize unnecessary or excessive risk taking.

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

Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”), an outside compensation consulting firm, to assist it in evaluating, formulating and benchmarking our compensation programs. FTI provides our Compensation Committee and Chief Executive Officer with relevant market data concerning the marketplace, our peer group and other compensation developments. FTI participates in our Compensation Committee meetings and meets with our named executive officers and certain of our directors. Our Compensation Committee has the authority to replace FTI or hire additional consultants at any time. It is important to understand that the compensation market data and ranges provide only a reference point for our Compensation Committee. Depending upon our business and individual performance results, a named executive officer's total direct compensation may be within, below or above the market range for that position. FTI also provides additional professional services, including financial outsourcing and tax consulting services, to us and receives market-based compensation with respect to these services. In 2013, we paid approximately $15,891 to FTI in connection with such non-compensation based services.

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

Our Compensation Committee met four times during 2013 to evaluate executive performance and to monitor market conditions in light of these goals and objectives, to solicit input from the compensation consultant on market practices and new developments and to review our compensation practices. During this decision making process, our Compensation Committee reviews tally sheets that detail each executive officer's compensation history. The tally sheets help our Compensation Committee to track changes in an executive officer's total direct compensation from year to year and to remain aware of the compensation historically paid to each executive officer. Ultimately, we rely upon our judgment about each of our named executive officers and not on formulas or short-term changes in business performance or our stock price. The key factors affecting our judgment are TSR, change in earnings and funds from operations, actual performance against the financial, operational and strategic goals we set at the beginning of the year, the nature and level of responsibility of each executive officer and the integrity and effort with which such executive officer conducts his responsibilities. Our Compensation Committee regularly reports to our Board of Directors.

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

2013 Advisory Vote to Approve Executive Compensation

At our 2013 annual meeting of stockholders, which we held in June 2013, the advisory vote to approve executive compensation received the favorable support of our stockholders (approximately 90.03% of votes cast). Our Compensation Committee has interpreted this vote to mean that our stockholders were generally supportive of our executive compensation philosophy and programs, particularly as it relates to the compensation packages we granted in June 2012 to our new management team, which are heavily weighted with performance-based incentives.

Our Compensation Committee values the opinions of our common stockholders. During 2013 we took the following actions related to our executive compensation and corporate governance policies:

·	conducted a shareholder outreach program to solicit reactions to our executive compensation program and corporate governance policies;
·	adopted a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
·	adopted stock ownership guidelines for our chief executive officer to be based on a multiple of base salary;
·	adopted stock ownership guidelines for our non-employee directors to be based on multiples of the annual retainer for our non-employee directors; and

·	adopted a majority voting policy in the election of directors.

Additionally, in April 2013 our Chief Executive Officer, Gordon F. DuGan, unilaterally and unconditionally waived his right to receive payment of the $200,000 balance of his 2012 signing bonus.

Measuring 2013 Performance

Gramercy was founded in 2004 as a specialty finance REIT focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our Board announced a repositioning of Gramercy as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and changed our ticker symbol to “GPT” on the New York Stock Exchange.

Company Repositioning Milestones

We have achieved a number of important milestones during 2013:

Sold Specialty Finance Business/Assets and Reduced Costs

•     In March 2013, we sold our collateral management and sub- special servicing contracts for our three collateralized debt obligations, or CDOs, disposed of certain non-core legacy assets and exited the commercial real estate finance business; and,

•     We downsized our New York City headquarters office, closed one satellite property management office, reduced employee headcount, rebid our professional consulting and insurance contracts and reduced annual run rate management, general and administrative expenses, or MG&A expenses.

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

•     In December 2013, our Board declared, and in January 2014 we paid in full, the accrued and unpaid dividends on our Series A Cumulative Redeemable Preferred Stock, or Series A Preferred Stock, and began the timely payment of quarterly preferred dividends thereon beginning with the dividend due January 15, 2014, positioning us to re-commence dividends on our common stock;

•     Our Board declared a quarterly dividend, after a hiatus of more than five years, of $0.035 per share of common stock for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014; and

•     In March 2014, we completed a private offering of $115.0 million aggregate principal amount of the Operating Partnership’s 3.75% Exchangeable Senior Notes due 2019.   The notes have an initial exchange price of approximately $6.20 per share of our common stock, exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of the our common stock.  The notes may be redeemed by us, in certain circumstances, on or after March 20, 2017.

Assembled a High-Quality Net Leased Portfolio

As of December 31, 2013, we have acquired, directly or through joint ventures, a portfolio that consists of 107 industrial, office and specialty properties totaling approximately 7.8 million square feet. As of December 31, 2013, our portfolio has the following characteristics:

•     99.1% occupancy;

•     a weighted average remaining lease term of 11.7 years (based on annualized base rent);

•     53.5% investment grade tenancy (includes subsidiaries of non- guarantor investment grade parent companies) (based on annualized base rent);

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

During the first quarter of 2014, we completed one acquisition:

•     In February 2014, we acquired a 115 thousand square foot industrial property located in Des Plaines, Illinois for a purchase price of approximately $6.3 million. The property is leased to one tenant through October 2025.

We did not make any equity award grants to our named executive officers in respect of their 2013 performance except for (i) the restricted stock and restricted stock unit grants made to our new management team under their employment contracts in June 2012 and (ii) restricted stock and restricted stock unit grants made to our Chief Financial Officer, Executive Vice President and General Counsel and certain other senior officers in March 2013. Seventy-five percent of all of these grants are subject to the achievement of performance based vesting hurdles over a five-year period. We also granted five-year performance-based LTIP units to our new management team in June 2012 and to our Chief Financial Officer, Executive Vice President and General Counsel and certain other senior officers on March 2013. For a more detailed description of these awards, see “—Employment and Noncompetition Agreements” below.

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

Annual Base Salaries. Annual base salaries provide our named executive officers with a minimum level of compensation for services rendered during the fiscal year. For each of our named executive officers in 2013, annual base salaries were paid in accordance with the employment agreements between us and such named executive officers. Base salaries are reviewed annually, but are not automatically increased if we feel that incentive awards are more appropriate means of rewarding and incentivizing performance.

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

Our compensation structure for our Chief Executive Officer and President include (i) market-level base salaries, (ii) annual incentive compensation to be determined by the Compensation Committee in its sole discretion based upon the Compensation Committee’s determination of the executive’s level of accomplishment each year of identified individual and corporate goals and (iii) long-term incentive compensation in the form of restricted stock, restricted stock unit and LTIP unit grants. Significant elements of our Chief Executive Officer’s and President’s five-year employment contracts that were executed in June 2012 include the following:

·	seventy-five percent of the equity awards granted to our new Chief Executive Officer and President are subject to the achievement of performance-based vesting hurdles based on absolute increases in our FFO or stock price during the five-year vesting period in addition to continued employment;
·	the LTIP units granted to our new Chief Executive Officer and President require achievement of a minimum vesting hurdle of $5.00 per share (i.e., a 100% increase over our $2.50 per share price on June 29, 2012) and a maximum vesting hurdle of $9.00 per share (i.e., a 260% increase over our June 29, 2012 closing price) over the five-year term of the plan;
·	our Chief Executive Officer’s employment contract required him to purchase from us, and immediately prior to commencing as our Chief Executive Officer he did purchase, 1,000,000 shares of our common stock at market pricing using his personal funds without any reimbursement or other financial assistance from us; and
·	in April 2013, our Chief Executive Officer unilaterally and unconditionally waived his right to receive the $200,000 unpaid portion of his signing bonus to eliminate any notion that his compensation package included a “guaranteed” bonus component.

Our Compensation Committee believes that the compensation packages granted to our new management team are competitive and comprehensive and that they create a strong alignment of management and stockholder interests.

Following the new management team’s completion of its strategic review of our legacy assets and operations, and our Board’s implementation of the decision to exit the real estate finance business, our Compensation Committee, in consultation with our Chief Executive Officer and the Compensation Committee’s external compensation consultant, expanded the long-term incentive compensation program designed for the new management team to include our Chief Financial Officer, Executive Vice President and General Counsel, and two other officers that will play a critical and on-going role in the successful execution of our new business strategy. In connection therewith, in March 2013 the Compensation Committee took the following actions:

·	granted to our Chief Financial Officer, Jon W. Clark, Executive Vice President and General Counsel, Edward J. Matey Jr., and two other senior officers, restricted stock and restricted stock units, 75% of which vest over a five-year period subject to the achievement of performance-based vesting hurdles based on absolute increases in our FFO or stock price during the five-year vesting period in addition to continued employment; and
·	granted to Mr. Clark, Mr. Matey and two other senior officers LTIP units that vest over a five-year period subject to the same minimum and maximum vesting hurdles that apply to the LTIP units granted to the new management team.

The Compensation Committee believes that granting predominantly performance-based long-term incentive compensation to our Chief Executive Officer and other senior officers who will play a critical and on-going role in the successful execution of our new business strategy is in the best interests of our shareholders and creates a strong alignment of management and stockholder interests.

Changes to Our Compensation Program in 2013

Jon W. Clark. In March 2013, we granted Jon W. Clark, our Chief Financial Officer, 25,000 time-vested restricted shares of our common stock (“RSAs”), 75,000 performance-based restricted stock units (“RSUs”) and $1.0 million maximum value LTIP units (“LTIP Units”). Mr. Clark's equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Messrs. DuGan and Harris as described below under “—Employment and Retention Agreements”, except that the stock increase vesting thresholds for Mr. Clark’s RSUs are somewhat higher than the thresholds for Messrs. DuGan and Harris to reflect the higher per share value of our stock in March 2013 as compared to July 1, 2012 and Mr. Clark’s time-vested RSAs and performance based RSUs are scheduled to vest on December 15th of each year as opposed to June 30th.

Edward J. Matey Jr. In March 2013, we granted Edward J. Matey Jr., our General Counsel, 25,000 time-vested RSAs, 75,000 performance-based RSUs and $1.0 million maximum value LTIP Units. Mr. Matey’s equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Messrs. DuGan and Harris as described below under “—Employment and Retention Agreements”, except that the stock increase vesting thresholds for Mr. Matey’s RSUs are somewhat higher than the thresholds for Messrs. DuGan and Harris to reflect the higher per share value of our stock in March 2013 as compared to July 1, 2012 and Mr. Matey’s time-vested RSAs and performance based RSUs are scheduled to vest on December 15th of each year as opposed to June 30th.

No changes were made during 2013 to the compensation program for Gordon F. DuGan, our Chief Executive Officer, or Benjamin P. Harris, our President.

The terms of the LTIP Units awarded to Messrs. Clark and Matey under the 2012 Outperformance Plan are described below under “— Equity Compensation Plan Information — 2012 Outperformance Plan.”

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

Other Policies

During 2013 we took the following actions related to our executive compensation and corporate governance policies:

·	conducted a shareholder outreach program to solicit reactions to our executive compensation program and corporate governance policies;
·	adopted annual procedures specifically identifying individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive compensation bonuses;
·	adopted a policy to prohibit directors and officers from hedging, pledging and margining their shares of company stock;
·	adopted stock ownership guidelines for our chief executive officer to be based on a multiple of base salary;
·	adopted stock ownership guidelines for our non-employee directors to be based on multiples of the annual retainer for our non-employee directors; and
·	adopted a majority voting policy in the election of directors.

Compensation Risk Assessment

Our Compensation Committee oversaw the performance of a risk assessment of our executive compensation programs to ascertain any potential material risks that may be created by the compensation program. Because performance-based incentives play a large role in our executive compensation program, it is important to ensure that these incentives do not result in our named executive officers taking actions that may conflict with our long term interests. Our Compensation Committee considered the findings of the assessment conducted internally and concluded that our compensation programs are designed and administered with the appropriate balance of risk and reward in relation to its overall business strategy and do not encourage executives to take unnecessary or excessive risks. Our Compensation Committee considered the following attributes of the program:

·	the balance between short- and long-term incentives;
·	consideration of qualitative as well as quantitative performance factors in determining compensation payouts, including minimum and maximum performance thresholds, funding that is based on actual results measured against pre-approved financial and operational goals and metrics that are clearly defined in all plans;
·	the use of different types of equity compensation awards that provide a balance of incentives;
·	incentive compensation with a large stock component where value is best realized through long-term appreciation of stockholder value; and
·	incentive compensation components that are paid or vest over an extended period.

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

Submitted by the Compensation Committee

Jeffrey E. Kelter (Chairman)
Allan J. Baum
Charles S. Laven

April 29, 2014

Summary Compensation Table

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our named executive officers during the fiscal year ended December 31, 2013.

					Option	Non-Equity Incentive	All Other
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Awards (2)	Plan Compensation	Compensation (3)	Total
Gordon F. DuGan	2013	$750,000	$200,000	$—	$—	$—	$7,500	$957,500
Chief Executive Officer	2012	$375,000	$200,000	$2,850,000	$—	$—	$—	$3,425,000
	2011	—	—	—	—	—	—	—
Benjamin P. Harris	2013	$600,000	$500,000	$—	$—	$—	$7,650	$1,107,650
President	2012	$300,000	$75,000	$1,710,000	$—	$—	$—	$2,085,000
	2011	—	—	—	—	—	—	—
Jon W. Clark	2013	$300,000	$300,000	$514,500	$—	$—	$9,150	$1,123.650
Chief Financial Officer	2012	$275,000	$300,000	$—	$—	$—	$16,500	$591,500
	2011	275,000	325,000	165,000	—	—	7,350	772,350
Edward J. Matey Jr.	2013	$455,000	$125,000	$514,500	$—	$—	$9,150	$1,103,650
Executive Vice President and General Counsel	2012	$444,597	$125,000	$—	$—	$—	$16,550	$586,147
	2011	444,597	75,000	165,000	—	—	16,350	700,947
Michael G. Kavourias	2013	$103,654	$850,000	$—	$—	$—	$7,974	$961,628
Former Executive Vice President and	2012	$385,000	$750,000	$—	$—	$—	$7,500	$1,142,500
Chief Legal Officer	2011	385,000	600,000	275,000	—	—	7,350	1,267,350

*	The column for “Change in Pension Value and Nonqualified Deferred Compensation Earnings” has been omitted because it is not applicable.

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the aggregate grant date fair value of restricted stock, restricted stock units awards and/or LTIP Units issued to the executives in 2013, 2012, and 2011, respectively, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for 2013, 2012, and 2011 are set forth under Notes 2 and 13 of the Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2013, 2012, and 2011, which were filed with the SEC on March 17, 2014, March 18, 2013, and March 15, 2012, respectively.

(2)	No stock option awards were issued to the named executive officers in 2013, 2012, and 2011.

(3)	The table below shows the components of this column.

(4)	Mr. Kavourias’s term of employment as our Executive Vice President and Chief Legal Officer ended March 29, 2013.

Name	Year	401(K) Matching Contributions (a)	Term Life Insurance Premiums(b)	Severance Payment(c)	Car Allowance(d)	Total “All Other Compensation”
Gordon F. DuGan	2013	$7,500	$-	$-	$-	$7,500
Benjamin P. Harris	2013	7,650	-	-	-	7,650
Jon W. Clark	2013	7,650	-	-	1,500	9,150
Edward J. Matey Jr.	2013	7,650	-	-	1,500	9,150
Michael G. Kavourias	2013	-	-	7,974	-	7,974

Gordon F. DuGan	2012	$-	$-	$-	$-	$-
Benjamin P. Harris	2012	-	-	-	-	-
Jon W. Clark	2012	7,500	-	-	9,000	16,500
Edward J. Matey Jr.	2012	7,500	-	-	9,000	16,500
Michael G. Kavourias	2012	-	-	-	-	7,500

Gordon F. DuGan	2011	$-	$-	$-	$-	$-
Benjamin P. Harris	2011	-	-	-	-	-
Jon W. Clark	2011	7,350	-	-	-	7,350
Edward J. Matey Jr.	2011	7,350	-	-	9,000	16,350
Michael G. Kavourias	2011	-	-	-	-	7,350

(a)	Represents our company's matching contributions with respect to amounts earned by the named executive officer under our 401(k) plan. Our 401(k) matching contributions are credited in the year subsequent to which employees make their contributions. Our 401(k) match is available to our employees generally.

(b)	Mr. DuGan’s employment contract provides for the reimbursement of certain term life insurance premiums. No amounts have been submitted to the company for reimbursement.

(c)	Represents accrued and unused vacation time paid on March 29, 2013 at the end of Mr. Kavourias’s term of employment.

(d)	Represents car allowance paid pursuant to Mr. Clark’s employment agreement and to Mr. Matey. Each of Mr. Clark and Mr. Matey elected to forgo receipt of a car allowance subsequent to March 2013.

2013 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in the fiscal year ended December 31, 2013.

		Estimated Future Payouts Under Equity Incentive Plan Awards (#)
Name	Grant Date	Threshold ($/#)	Target ($/#)	Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)

Gordon F. DuGan	-	-	-	-		-	$-
Benjamin P. Harris	-	-	-	-		-	$-
Jon W. Clark	3/12/2013	-	-	25,000		-	$106,750
	3/12/2013	15,000	75,000	75,000	(1)	-	$196,500
	3/12/2013	$200,000	$600,000	$1,000,000	(2)	-	$211,250
Edward J. Matey Jr.	3/12/2013	-	-	25,000		-	$106,750
	3/12/2013	15,000	75,000	75,000	(1)	-	$196,500
	3/12/2013	$200,000	$600,000	$1,000,000	(2)	-	$211,250

(1)	Represents restricted stock units granted in to such executive, which are subject to vesting based on the achievement of performance-based vesting hurdles and continued employment over a five-year period. See “—Compensation Discussion & Analysis—how each element and our decisions regarding each element fit into our overall compensation objectives and affect decisions regarding other elements” for a description of these awards. The "Maximum ($/#)" column represents the maximum number of restricted stock units that could be earned. The "Target ($/#)" column represents the number of restricted stock units that would be earned if we achieved the same per year stock appreciation during the five-year vesting period as we did from the beginning of the vesting period through year-end 2013. The "Threshold ($/#)" column represents the number of restricted stock units that would be earned if the performance-based vesting hurdles were only achieved during the first year of the five-year vesting period.

(2)	Awards will be paid to each executive in LTIP Units with a value equal to the dollar amount earned by such executive under the plan. See “Compensation discussion and analysis–how each element and our decisions regarding each element fit into our overall compensation objectives and affect decisions regarding other elements” for a description of these awards.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2013.

	Option Awards					Stock Awards
	Number of Securities Underlying		Number of Securities			Number of Shares or Units of		Market Value of Shares or Units of		Equity Incentive Plan Awards: Number of Unearned Shares, Units or		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units or Other
	Unexercised		Underlying	Option		Stock That		Stock That		Other Rights		Rights
	Options		Unexercised	Exercise	Option	Have Not		Have Not		That Have		That Have
	(#)		(#)	Price	Expiration	Vested		Vested		Not Vested		Not Vested
Name	Exercisable		Unexercisable	($)	Date	(#)		($)		(#)		($)(6)
Gordon F. DuGan						200,000	(1)	$1,150,000		1,208,696	(1)	$6,950,000
Benjamin P. Harris						120,000	(2)	$690,000		725,217	(2)	4,170,000
Jon W. Clark						20,000	(3)	115,000	(3)	90,870	(3)	522,500
	5,403	(4)	—	$26.82	6/25/2017
	5,403	(5)	—	$22.5	12/31/2017
Edward J. Matey Jr.						20,000	(3)	115,000	(3)	90,870	(3)	522,500

(1)	Pursuant to Mr. DuGan's employment agreement, we granted Mr. DuGan, 250,000 restricted shares of our common stock, 750,000 RSUs and an award under the 2012 Outperformance Plan on July 1, 2012. The restricted shares of common stock will vest in five equal installments on June 30, 2013 and each of the first four anniversaries of such date provided that Mr. DuGan remains employed by us through each such date. The RSUs are scheduled to vest in five equal installments on June 30, 2013 and each of the first four anniversaries of such date; provided that the RSUs will only vest if both (i) Mr. DuGan remains employed by us through the applicable vesting date and (ii) we achieve either a performance hurdle based on FFO during the prior year, with agreed upon adjustments, or a common stock price hurdle.
The award granted under the 2012 Outperformance Plan is subject to performance –based vesting hurdles based on our stock appreciation during a four-year performance period and, if the performance-based vesting is met under the 2012 Outperformance Plan, the awards will remain subject to vesting requirements based on continued employment, with 50% scheduled to vest on June 30, 2016 and 50% scheduled to vest on June 30, 2017 subject to continued employment through such dates. See "—2012 Outperformance Plan" for a description of the terms of the 2012 Outperformance Plan. The amounts set forth in the Equity Incentive Plan Awards column above are based on the estimated number of RSUs and LTIP Units that will be earned if we achieve the same per year stock appreciation during the applicable performance period under the RSUs and 2012 Outperformance Plan as we did from the beginning of each performance period on July 1, 2012 through year-end 2012.

(2)	In connection with Mr. Harris’ appointment, we granted Mr. Harris 150,000 restricted shares of our common stock, 450,000 RSUs and an award under the 2012 Outperformance Plan. Mr. Harris’ equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan, as described above.

(3)	In March 2013, we granted to each of Mr. Clark and Matey Jr., 25,000 time-vested RSAs, 75,000 performance-based RSUs and $1.0 million maximum value LTIP Units. These equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Messrs. DuGan and Harris as described above, except that the stock increase vesting thresholds for Messrs. Clark and Matey’s RSUs are somewhat higher than the thresholds for Messrs. DuGan and Harris to reflect the higher per share value of our stock in March 2013 as compared to July 1, 2012 and Messrs. Clark and Matey’s time-vested RSAs and performance based RSUs are scheduled to vest on December 15th of each year as opposed to June 30th.

(4)	Includes an option award granted on June 28, 2007, which vested in three equal annual installments beginning on June 28, 2008.

(5)	Includes an option award granted on December 31, 2007, a third of which vested immediately upon grant and the remaining portion vested in two equal annual installments beginning on December 31, 2008.

(6)	Based on a price of $5.75 per share/unit, which was the closing price on the New York Stock Exchange of one share of our common stock on December 31, 2013. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our common stock.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the exercise of stock options, stock appreciation rights (“SARs”), and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the fiscal year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Gordon F. DuGan	-	$-	200,000	$900,000
Benjamin P. Harris	-	$-	120,000	$540,000
Jon W. Clark	-	$-	20,000	$105,600
Edward J. Matey Jr.	-	$-	20,000	$105,600

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market value of the stock on the day the stock vested.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2013 from us under defined pension or defined contribution plans. See “— Summary Compensation Table.”

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments upon Termination or Change in Control

General

We maintain employment agreements with Messrs. DuGan, Clark and Harris. This section discusses the amount of compensation payable to our named executive officers and current executive officers upon termination of the executive officer's employment (i) by us with “Cause,” (ii) by the named executive officer without “Good Reason,” (iii) by us without “Cause,” (iv) by the named executive officer with “Good Reason,” (v) in the event of death or “Disability” of the named executive officer or (vi) in connection with a “Change-in-Control” of us (each, a “Triggering Event”) as described below. The following discussion assumes such termination was effective as of December 31, 2013 and estimates the amounts that would be paid out in such circumstances if the applicable agreement had then been in effect.

Employment and Retention Agreements

Each of Messrs. DuGan, Harris and Clark have entered into employment agreements with us. Illustrated below are the severance provisions associated with each Triggering Event discussed above.

Gordon F. DuGan. Mr. DuGan's employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $750,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. DuGan for job performance. Mr. DuGan was originally entitled to receive a one-time signing bonus of $400,000, of which $200,000 was paid on July 1, 2012 and the remainder was to be payable in three equal installments on June 30, 2013, June 30, 2014 and June 30, 2015. However, in April 2013 Mr. DuGan agreed to forego the remainder of his signing bonus to determine the amount of his bonus in future years solely based on his and the Company’s performance. Pursuant to the agreement, Mr. DuGan was also granted 250,000 RSAs and 750,000 RSUs under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan. The RSAs will vest in five equal installments beginning on June 30, 2013 and each of the next four anniversaries of such date provided that Mr. DuGan remains employed by us. Vesting of the RSUs is subject to the achievement of performance-based vesting hurdles based on absolute increases in our stock price or FFO during the five-year vesting period in addition to continued employment. Full vesting of the RSUs through achievement of the stock increase thresholds requires, in effect, a 100% increase of our per share stock price during the vesting period of our $2.50 per share price on June 29, 2012. The specific annual stock increase hurdles are as follows: June 30, 2013 – $3.00 per share, June 30, 2014 – $3.50 per share, June 30, 2015 – $4.00 per share, June 30, 2016 – $4.50 per share and June 30, 2017 – $5.00 per share, with each hurdle reduced by any per share common stock dividends that we declare after July 1, 2012. Full vesting of the RSUs through achievement of the FFO increase thresholds requires proportionately similar increases in our FFO levels during the vesting period. In the event that the performance hurdles are not met on a vesting date, the RSUs scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date or the FFO hurdles have been met on a cumulative basis through such subsequent vesting date. In the event of a Change-in-Control, the performance hurdles for the RSUs will be measured as of the date of the Change-in-Control and any RSUs with respect to which the performance hurdles are met will remain subject to vesting based on continued employment through the original vesting dates. Upon a Change-in-Control, the performance hurdles will be satisfied with respect to the greater of (i) a pro rata amount of the total RSUs based on the portion of the five-year vesting period that had elapsed if the FFO hurdle is met on a cumulative basis through the most recent quarter ended prior to the Change-in-Control or (ii) from 20% to 100% (in 20% increments) of the total RSUs based on the common stock price upon the Change-in-Control as compared to common stock price hurdles from $3.00 per share to $5.00 per share (in $0.50 increments).

Under the agreement, we are also obligated to maintain a life insurance policy for the benefit of Mr. DuGan's beneficiaries in the face amount of $5,000,000, or if not available at reasonable rates, to self-insure Mr. DuGan up to the maximum cash severance payable under the agreement. If Mr. DuGan is terminated for any reason, under the agreement he will be subject to the following obligations: (i) noncompetition with us for 18 months (or 12 months if his employment is terminated due to a non-renewal of the term of employment by us, or six months if (A) his employment is terminated by us without Cause (as defined in Mr. DuGan's employment agreement) for Good Reason (as defined in Mr. DuGan's employment agreement) by Mr. DuGan after a Change-in-Control (as defined in Mr. DuGan's employment agreement) or (B) Mr. DuGan's employment is terminated upon or after the expiration of the one-year renewal term); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. DuGan in connection with the termination of his employment with us:

•	Termination without Cause or with Good Reason. If Mr. DuGan's employment is terminated by us without Cause or by Mr. DuGan with Good Reason, Mr. DuGan will receive the following payments and benefits. Mr. DuGan will receive a cash severance payment equal to two multiplied by the sum of (i) his average annual base salary in effect during the preceding 24 months (his “Prior Salary”), plus (ii) the highest annual cash bonus paid to Mr. DuGan during the three fiscal years prior to the date of termination (including any equity awarded as bonus), which amount shall be payable in 24 equal monthly installments; provided that, if Mr. DuGan is terminated by us without Cause by the non-renewal of the one year extension term, then Mr. DuGan shall instead receive the sum of his Prior Salary and his Prior Bonus as opposed to two times such amount. If the termination occurs in 2013 or a later year, we will pay to Mr. DuGan a prorated annual performance bonus based on his Prior Bonus (his “Prorated Annual Bonus”) for the year in which Mr. DuGan's employment is terminated (and the prior year if such bonus had not yet been determined). Mr. DuGan will also receive a monthly cash payment for 24 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. DuGan. Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 24 months of Mr. DuGan's termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 40% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. DuGan's receipt of these payments and benefits in connection with a termination without Cause or for Good Reason is subject to his execution of a general release of claims with our company.

•	Termination upon Death. If Mr. DuGan's employment is terminated upon his death, Mr. DuGan's estate will receive his Prorated Annual Bonus for the year in which Mr. DuGan's employment is terminated (and the prior year if such bonus had not yet been determined). In addition, in the event of such a termination, Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of the termination date will vest; (ii) if the termination date occurs prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if the termination date occurs on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Notwithstanding the foregoing, Mr. DuGan's estate will only be entitled to receive such payments and benefits to the extent that their aggregate value together with the value of any other accelerated vesting of equity awards granted by our company exceeds the amount payable to Mr. DuGan's beneficiaries under the life insurance policy, or self-insurance, maintained by us.

•	Termination upon Disability. If Mr. DuGan's employment is terminated by us due to Mr. DuGan's disability, Mr. DuGan will receive (i) a cash severance payment equal to the sum of his Prior Salary and his Prior Bonus, which will be payable in 24 equal monthly installments, (ii) if the termination date occurs during 2013 or a later year, his Prorated Annual Bonus for the year in which Mr. DuGan's employment is terminated provided that the Prorated Annual Bonus shall be less the amount of any annual bonus, or advance thereof, previously paid for the applicable period, and (iii) a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. DuGan. In addition, in the event of such a termination, Mr. DuGan's unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. DuGan's termination will vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. DuGan's receipt of these payments and benefits in connection with a termination upon disability is subject to his execution of a general release of claims with us.

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

The following table illustrates Mr. DuGan's potential payment and other benefits upon termination of his employment or Change-in-Control of us.

Gordon F. DuGan	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$1,500,000	$400,000	$32,596	$2,300,000	$4,232,596
Death	—	$200,000	—	$1,150,000	$1,350,000
Disability	$750,000	$200,000	$16,298	$1,150,000	$2,116,298
Without Cause or with Good Reason Following Change-in-Control	$1,500,000	$400,000	$32,596	$4,600,000	$6,532,596

(1)	Upon a hypothetical termination on December 31, 2013, Mr. DuGan would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 24 months of Mr. DuGan's termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 40% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

Benjamin P. Harris. Mr. Harris’ employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $600,000, and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Harris for job performance. Mr. Harris will also receive a one-time signing bonus of $150,000, of which $75,000 was paid on July 1, 2012 and the remainder payable in three equal installments on June 13, 2013, June 13, 2014 and June 13, 2015; provided that Mr. Harris remains employed by our company on each such date. Pursuant to the agreement, Mr. Harris was also granted 150,000 RSAs and 450,000 RSUs under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan, which awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan described above.

If Mr. Harris’ employment is terminated for any reason, under the agreement he will be subject to the following continuing obligations after termination: (i) noncompetition with us for 12 months (6 months if (A) employment is terminated without Cause by us or any successor or for Good Reason by Mr. Harris or (B) Mr. Harris’ employment is terminated upon or after the expiration of the one-year renewal term); (ii) nonsolicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Harris in connection with the termination of his employment with us:

•	Termination without Cause or with Good Reason. If Mr. Harris’ employment is terminated by us without Cause or by Mr. Harris with Good Reason, Mr. Harris will receive the following payments and benefits. Mr. Harris will receive a cash severance payment equal to the sum (or, if such termination occurs in connection with or within 18 months of a Change-in-Control, 1.5 times the sum) of (i) his average annual base salary in effect during the preceding 24 months (his “Prior Salary”), plus (ii) the highest annual cash bonus paid to Mr. Harris during the three fiscal years prior to the date of termination (including any equity awarded as bonus), which amount shall be payable in 12 equal monthly installments. Mr. Harris will also receive any unpaid amount of his signing bonus and, if the termination occurs in 2013 or a later year, we will pay to Mr. Harris his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated (and the prior year if such bonus had not yet been determined). Mr. Harris will also receive a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. Harris. Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. Harris’ receipt of these payments and benefits in connection with a termination without Cause or for Good Reason is subject to his execution of a general release of claims with our company.

•	Termination upon Death. If Mr. Harris’ employment is terminated upon his death, Mr. Harris’ estate will receive (i) any unpaid amount of his signing bonus, (ii) if the termination date occurs during 2014 or a later year, his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated (and the prior year if such bonus had not yet been determined). In addition, in the event of such a termination, Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of the termination date will vest; (ii) if the termination date occurs prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if the termination date occurs on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

•	Termination upon Disability. If Mr. Harris’ employment is terminated by us due to Mr. Harris’ disability, Mr. Harris will receive (i) a cash severance payment equal to the sum of his Prior Salary and his Prior Bonus, which will be payable in 12 equal monthly installments, (ii) any unpaid amount of his signing bonus, (iii) if the termination date occurs during 2014 or a later year, his Prorated Annual Bonus for the year in which Mr. Harris’ employment is terminated provided that the Prorated Annual Bonus shall be less the amount of any annual bonus, or advance thereof, previously paid for the applicable period, and (iv) a monthly cash payment for 12 months equal to the monthly cash payment that we would have paid to provide health insurance for Mr. Harris. In addition, in the event of such a termination, Mr. Harris’ unvested equity awards will be treated as follows: (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control. Mr. Harris’ receipt of these payments and benefits in connection with a termination upon disability is subject to his execution of a general release of claims with us.

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

Benjamin P. Harris	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$600,000	$550,000	$16,298	$690,000	$1,856,298
Death	—	$550,000	—	$690,000	$1,240,000
Disability	$600,000	$550,000	$16,298	$690,000	$1,856,298
Without Cause or with Good Reason Following Change-in-Control	$900,000	$800,000	$16,298	$2,760,000	$4,476,298

(1)	Upon a hypothetical termination on December 31, 2013, Mr. Harris would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

Jon W. Clark. Mr. Clark's employment agreement, as amended, had an initial term ending on April 30, 2014, which automatically renewed for a successive one-year period and will continue to automatically renew for successive one-year periods after April 30, 2015 unless either party serves the required notice under the agreement. The agreement provides for an annual salary of $275,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Clark for job performance. The target annual bonus for 2012 and 2013 is at least $300,000. Mr. Clark is also entitled to a monthly car allowance of $750. However, Mr. Clark elected to forgo such car allowance subsequent to March 2013. If Mr. Clark is terminated for any reason prior to April 30, 2014, under the agreement he will be subject to the following obligations: (i) noncompetition with us for six months (or three months if his employment is terminated due to a non-renewal of the term of employment by us or for Cause (as defined in Mr. Clark's employment agreement) not related to our business or if Mr. Clark terminates his employment after the payment of a discretionary bonus for any year in an amount less than $300,000); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Clark in connection with the termination of his employment with us:

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

Jon W. Clark	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$150,000	$150,000	$9,096	$115,000	$424,096
Death	—	$150,000	—	$115,000	$265,000
Disability	$150,000	$150,000	$9,096	$115,000	$424,096
Without Cause or with Good Reason Following Change-in-Control	$300,000	$300,000	$18,192	$115,000	$733,192

(1)	Upon a hypothetical termination on December 31, 2013, Mr. Clark would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of our employees participate on our Compensation Committee.

Director Compensation

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our non-executive directors during the fiscal year ended December 31, 2013:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Allan J. Baum	$194,000	$4,575	$4,400	$—	$202,975
Marc Holliday	$129,000	$4,575	$4,400	$—	$137,975
Gregory F. Hughes	$142,500	$4,575	$4,400	$—	$151,475
Jeffrey E. Kelter	$145,500	$4,575	$4,400	$—	$154,475
Charles S. Laven	$147,500	$4,575	$4,400	$—	$156,475
William H. Lenehan	$135,000	$4,575	$4,400	$—	$143,975

*	The columns for “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)	Mr. Baum deferred $85,000 and each of Messrs. Kelter, Hughes, and Laven deferred $60,000 of his 2013 cash compensation pursuant to our Directors’ Deferral Program. Deferred compensation is comprised of 50% of annual fees earned and is credited in the form of phantom stock units. Mr. Baum received 21,149 and each of Messrs. Kelter, Hughes, and Laven received 14,929 phantom stock units, in connection with 2013 cash compensation each elected to defer.

(2)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of stock awards issued to the director as determined pursuant to Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation — Stock Compensation,” or FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for are set forth under Notes 2 and 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The shares of restricted stock held by each non-executive director as of December 31, 2013 were as follows: Mr. Baum — 3,000; Mr. Holliday — 3,000; Mr. Hughes — 1,500; Mr. Kelter — 3,000; Mr. Laven — 3,000 and Mr. Lenehan — 1,500.

(3)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of the option awards issued to the director as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards are set forth under Notes 2 and 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The number of options held by to each non-executive director as of December 31, 2013 was as follows: Mr. Baum — 43,508; Mr. Holliday — 143,867; Mr. Lenehan— 5,000; Mr. Hughes — 5,000; Mr. Kelter — 43,508; and Mr. Laven — 43,508.

During the fiscal year ended December 31, 2013, each non-executive director received a fee in the amount of $120,000. Each non-executive director also received $1,500 for each meeting of our Board of Directors or a committee of our Board of Directors that he attended. The annual fees payable to our non-executive directors are determined by our Compensation Committee. These fees are payable quarterly, half in cash and half in stock, with each non-executive director having the option to elect to take stock in lieu of cash, up to the full amount or to elect to defer all or part of the annual fee pursuant to our Directors’ Deferral Program, as described below. Any portion of the annual fee that a non-executive director elects to receive or defer in stock is made under our 2004 Equity Incentive Plan.

Each non-executive director who served as a chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received an additional fee of $10,000, $7,500 and $5,000, respectively, which fees are payable in cash, unless such chairman elects to defer all or part of such fees pursuant to our Directors’ Deferral Program. In addition, under our 2004 Equity Incentive Plan, each non-executive director is entitled to an annual grant of stock options to purchase 5,000 shares of common stock, which are priced at the close of business on the first business day in the year of grant, all of which vest on the date of grant. Each non-executive director was also entitled to an annual grant (reviewed on an annual basis) of 1,500 shares of restricted common stock pursuant to our 2004 Equity Incentive Plan, a third of which will vest on the first business day one year from the date of grant, and each of the following two-years, respectively, subject to the non-executive director being a member of our Board of Directors on the date such award is expected to vest. A non-executive director may elect to defer all or part of the annual stock grant pursuant to our Directors’ Deferral Program. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors. We reimbursed less than $14,789 for such expenses during 2013 in the aggregate.

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

Effective as of January 16, 2014, Allan J. Baum was appointed Chairman, as described on page 14 under “Corporate Governance Matters — Board of Directors Leadership Structure.” Mr. Baum had been our Lead Independent Director since 2012. In connection with Mr. Baum’s appointment as Chairman and Lead Independent Director prior to that, Mr. Baum is entitled to receive an additional annual retainer, separate from and in addition to fees payable to all independent directors, of $75,000 for 2012 and $50,000 for each year thereafter, payable 50% in the form of cash and 50% in the form of common stock, unless Mr. Baum elects to receive 100% of the additional annual retainer in the form of stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

			(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available for
	to be issued upon	exercise price of	future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	341,081	$14.70	2,070,416
Equity compensation plans not approved by security holders (2)	-	-	500,000
Total	341,081	$14.70	2,570,416

(1)	Includes information related to our 2004 Equity Incentive Plan.
(2)	Includes information related to our 2012 Inducement Equity Incentive Plan.

Amended and Restated 2004 Equity Incentive Plan

Our Board of Directors adopted at the July 2004 meeting of our Board of Directors, and our common stockholders ratified, a long-term, ten-year compensation program, which was later amended and restated, for certain employees, directors, officers, advisors, consultants and other personnel, including any of our joint venture affiliates. Of the options or stock that have not been granted at the time of our initial public offering, our Compensation Committee shall have the right to make such awards in the form of equity incentive compensation on such terms as our Compensation Committee may deem appropriate. Our Compensation Committee has the authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of certain of our employees, directors, officers, advisors, consultants and other personnel and any of our joint venture affiliates to receive an award, to determine the number of shares of common stock to be converted by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee, in its discretion, may delegate to our Chief Executive Officer all or part of the Committee's authority and duties with respect to awards; provided, however, that we may not delegate its authority and duties with respect to awards that have been, or will be, granted to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel or President or any Executive Vice President.

Subject to adjustment upon certain corporate transactions or events, up to a maximum of 6,250,000 shares, but not more than 10% of the common stock outstanding at the time of the grant, may be subject to stock options, restricted stock, phantom stock and dividend equivalent rights under our 2004 Equity Incentive Plan. The maximum number of shares of common stock that may underlie awards, other than options, to any eligible person in any one year, shall not exceed 200,000, to the extent such awards are intended to qualify as performance-based compensation under Section 162(m) of the Code, or 800,000, to the extent such awards are not intended to qualify as performance-based compensation under Section 162(m) of the Code. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive options for more than 300,000 shares of our common stock in one year. Any common stock withheld or surrendered by plan participants in connection with the payment of an option exercise price or in connection with tax withholding will not count towards the share limitation and will be available for issuance under our 2004 Equity Incentive Plan. If an option or other award granted under our 2004 Equity Incentive Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless our 2004 Equity Incentive Plan is previously terminated by our Board of Directors, no new award may be granted under our 2004 Equity Incentive Plan after the tenth anniversary of the date that such plan was initially approved by our Board of Directors. No award may be granted under our 2004 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of our outstanding common stock. At December 31, 2013, approximately 2,070,416 shares of common stock were available for issuance under our 2004 Equity Incentive Plan.

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

Messrs. DuGan and Harris were granted awards under the 2012 Outperformance Plan in connection with their hiring pursuant to which they may earn up to $10.0 million and $6.0 million of LTIP Units, respectively. Additionally, in 2013, Messrs. Clark and Matey were granted an award under the 2012 outperformance plan pursuant to which each of Mr. Clark and Mr. Matey may earn up to $1.0 million of LTIP Units.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock, as of April 24, 2014, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock based on the Schedule 13D, Schedule 13G, or any amendments thereto, filed with the SEC, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

In accordance with SEC rules, each listed person's beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days) after April 24, 2014.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

	Amount And
	Nature of
	Beneficial
	Ownership of		Percent of
Name**	Common Stock		Total (1)

Gordon F. DuGan	1,450,000		2.03%
Marc Holliday	428,758	(2)	*	%
Allan J. Baum	241,532	(3)	*	%
Jeffrey E. Kelter	230,793	(4)	*	%
Charles S. Laven	220,654	(5)	*	%
Gregory F. Hughes	33,445	(6)	*	%
William H. Lenehan	94,164	(7)	*	%
Benjamin P. Harris	316,000		*	%
Jon W. Clark	113,306	(8)	*	%
Edward J. Matey Jr.	100,000		*	%
Michael G. Kavourias	—	(9)	*	%
All Directors and Executive Officers as a Group (11 Persons)	3,228,652		4.52%
BHR Capital LLC	5,924,171	(10)	8.30%
BlackRock Inc.	4,276,615	(11)	5.99%

*	Less than 1% of class.

**	Unless otherwise indicated, the business address is 521 Fifth Avenue, 30th Floor, New York, NY 10175-0003.

(1)	As of April 24, 2014, 71,415,299 shares of common stock were outstanding.

(2)	Includes 148,867 shares of common stock issuable upon exercise of options.

(3)	Includes 48,508 shares of common stock issuable upon exercise of options and, 193,023 phantom units.

(4)	Includes 48,508 shares of common stock issuable upon exercise of options, 2,500 shares of restricted common stock and 179,786 phantom units.

(5)	Includes 48,508 shares of common stock issuable upon exercise of options, 1,500 shares purchased in the open market, 2,500 shares of restricted common stock and 168,146 phantom units.

(6)	Includes 10,000 shares of common stock issuable upon exercise of options and 23,444.59 phantom units.

(7)	Includes 10,000 shares of common stock issuable upon exercise of options and 44,664 phantom units.

(8)	Includes 10,806 shares of common stock issuable upon exercise of options.

(9)	Mr. Kavourias's term of employement as our Executive Vice President and Chief Legal Officer ended March 29, 2013.

(10)	The address for this stockholder is 545 Madison Avenue, 10th Floor, New York, NY 10022. Based solely on information contained in Schedule 13G filed on February 28, 2014, this shareholder has sole voting and dispositive power over these shares of common stock.

(11)	The address for this stockholder is 40 East 52nd Street, New York, NY 10022. Based solely on information contained in Schedule 13G filed on January 17, 2014, this shareholder has sole voting and dispositive power over these shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (Dollar amounts in thousands)

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures With Respect to Related Party Transactions

It is the policy of our Board of Directors that all related party transactions (generally, transactions involving amounts exceeding $120 in which a related party (directors and executive officers or their immediate family members, or stockholders owning 5% of more of our outstanding stock)) shall be subject to approval or ratification in accordance with the following procedures.

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

SL Green Operating Partnership, L.P. and SL Green Interests in Gramercy Investments

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors. An affiliate of SL Green provides special servicing services with respect to a limited number of loans owned by our CDOs that are secured by properties in New York City, or in which we and SL Green are co-investors. For the years ended December 31, 2013, 2012 and 2011 we incurred expense of $0, $0 and $3,058, respectively, pursuant to the special servicing arrangement.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. We commenced rent payments on December 30, 2013. For the year ended December 31, 2013, there were four months of rent abated at the commencement of the lease and as such we did not pay any rent under the lease for the year ended December 31, 2013.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. The lease was for approximately 7,300 square feet and carried an original term of 10 years with rents of approximately $249 per annum for year one rising to $315 per annum in year ten. In May and June 2009, we amended our lease with SLG Graybar Sublease LLC to increase the leased premises by approximately 2,260 square feet. The additional premises was leased on a co-terminus basis with the remainder of our leased premises and carried rents of approximately $103 per annum during the initial year and $123 per annum during the final lease year. On June 25, 2012, the lease was further amended to reduce the leased premises by approximately 600 square feet and to reduce rents by approximately $29 per annum during the initial year and $38 per annum during the final lease year. All other terms of the lease remained unchanged, except we obtained the right to cancel the lease with 90 days notice. For the years and ended December 31, 2013, 2012, and 2011 we paid $287, $361 and $307 under this lease, respectively. In April 2013, we gave notice that that we were cancelling the lease for our corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013.

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

Director Independence

Our Corporate Governance Guidelines provide that a majority of the directors serving on our Board of Directors must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. In addition, our Board of Directors has adopted director independence standards, which are certain additional categorical standards to assist in making determinations with respect to the independence of directors. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, of which our Board of Directors had knowledge, between or among the directors and our company or our management (any such relationships, if any, are described in the section entitled “Certain Relationships and Related Transactions”), that each of the following directors and director nominees has no direct or indirect material relationship with us and is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC and our director independence standards: Messrs. Allan J. Baum, Jeffrey E. Kelter, Gregory F. Hughes, Charles S. Laven and William H. Lenehan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Disclosure

Audit Fees

Fees for audit services totaled approximately $884,500 in 2013 and $1,849,098 in 2012, of which $108,000 and $145,000 was attributable to Sarbanes-Oxley 404 planning and testing in 2013 and 2012, respectively. Audit fees include fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. In addition, audit fees include fees for services relating to other reporting requirements including those related to our acquisition, disposition and capital-raising activities. Audit fees also include fees for accounting research.

Audit-Related Fees

Fees for audit-related services totaled approximately $220,000 in 2013 and $10,000 in 2012. The audit-related services for 2013 principally included fees for comfort letters and consents in connection with our acquisition and capital-raising activities.

Tax Fees

Fees for tax compliance, tax advice and tax planning totaled approximately $153,500 in 2013 and $207,500 in 2012.

All Other Fees

We did not incur fees in 2013 and 2012 for other services not included above.

Our Audit Committee considers whether the provision by Ernst & Young LLP of the services that are required to be described under “All Other Fees” is compatible with maintaining Ernst & Young LLP's independence from both management and our company.

Pre-Approval Policies and Procedures of Our Audit Committee

Our Audit Committee must pre-approve all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if: (1) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (2) we did not recognize such services at the time of the engagement to be non-audit services; and (3) such services are promptly brought to our Audit Committee's attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. Our Audit Committee may delegate to one or more of its members who is an independent director the authority to grant pre-approvals. All services provided by Ernst & Young LLP in 2013 were pre-approved by our Audit Committee.

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

The Audit Committee oversees our financial reporting process on behalf of our Board of Directors, in accordance with the written charter of the Audit Committee. Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2013 with management, including discussions regarding critical accounting policies, other financial accounting and reporting principles and practices appropriate for us, the quality of such principles and practices, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors (and our Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

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

The Audit Committee held five meetings during fiscal year 2013 (including non-management director sessions after certain of these meetings) attended by each director then serving on the Audit Committee. The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting. The committee members rely, without independent investigation or verification, on the information provided to them and on the representations made by management and our independent registered public accounting firm. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of our financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversight Board (United States), that the financial statements are presented in accordance with accounting principles generally accepted in the United States or that Ernst & Young LLP is in fact “independent.”

Submitted by the Audit Committee
Gregory F. Hughes
Allan J. Baum
Charles S. Laven
April 29, 2014

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2014.

Gramercy Property Trust Inc.

By:	/s/ JON W. CLARK
Jon W. Clark
Chief Financial Officer

