Form 10-Q
period 2014-03-31
Gramercy Property Trust Inc.
filed 2014-05-09
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 71,413,569 as of May 9, 2014.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	March 31,	December 31,
	2014	2013
Assets:
Real estate investments, at cost:
Land	$74,241	$73,131
Building and improvements	274,887	264,581
Less: accumulated depreciation	(6,716)	(4,247)
Total real estate investments, net	342,412	333,465
Cash and cash equivalents	61,888	43,333
Restricted cash	455	179
Investment in joint ventures	36,210	39,385
Servicing advances receivable	8,818	8,758
Retained CDO bonds	7,471	6,762
Tenant and other receivables, net	8,493	5,976
Acquired lease assets, net of accumulated amortization of $2,590 and $1,596	41,545	40,960
Deferred costs, net of accumulated amortization of $1,064 and $634	10,366	5,815
Other assets	7,807	7,030
Total assets	$525,465	$491,663
Liabilities and Equity (Deficit):
Liabilities:
Secured revolving credit facility	$-	$45,000
Mortgage notes payable	124,341	122,180
Exchangeable senior notes, net	109,055	-
Total long term debt	233,396	167,180
Accounts payable and accrued expenses	9,535	11,517
Dividends payable	3,989	37,600
Accrued interest payable	509	81
Deferred revenue	2,401	1,581
Below-market lease liabilities, net of accumulated amortization of $396 and $300	5,939	6,077
Derivative instruments, at fair value	6,295	302
Other liabilities	934	852
Total liabilities	262,998	225,190
Commitments and contingencies	-	-
Equity (Deficit):
Common stock, par value $0.001, 100,000,000 shares authorized, and 71,409,485 and 71,313,043 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	71	71
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, and 3,525,822 shares authorized, issued and outstanding at March 31, 2014 and December 31, 2013.	85,235	85,235
Additional paid-in-capital	1,150,465	1,149,896
Accumulated other comprehensive loss	(1,212)	(1,405)
Accumulated deficit	(972,092)	(967,324)
Total equity	262,467	266,473
Total liabilities and equity	$525,465	$491,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$7,494	$656
Management fees	6,965	8,315
Investment income	376	152
Operating expense reimbursements	681	109
Other income	68	27
Total revenues	15,584	9,259
Expenses
Property operating expenses:
Property management expenses	5,244	5,990
Property operating expenses	822	132
Total property operating expenses	6,066	6,122
Depreciation and amortization	3,385	337
Interest expense	2,345	-
Management, general and administrative	4,342	4,422
Acquisition expenses	235	551
Gain on settlement of derivatives	(115)	-
Total expenses	16,258	11,432
Loss from continuing operations before equity in net income (loss) from joint ventures and provisions for taxes	(674)	(2,173)
Equity in net income (loss) of joint ventures	628	(1,188)
Loss from continuing operations before provision for taxes and discontinued operations	(46)	(3,361)
Provision for taxes	(369)	(405)
Loss from continuing operations	(415)	(3,766)
Income (loss) from discontinued operations	(86)	11,001
Gain on sale of joint venture interest to a director related entity	-	1,317
Gains from disposals	-	389,140
Provision for taxes	-	(2,515)
Income (loss) from discontinued operations	(86)	398,943
Net income (loss) attributable to Gramercy Property Trust Inc.	(501)	395,177
Preferred stock dividends	(1,790)	(1,790)
Net income (loss) available to common stockholders	$(2,291)	$393,387
Other comprehensive income (loss):
Unrealized gain on available for sale debt securities	$334	$-
Unrealized loss on derivative instruments	(141)	-
Reclassification of unrealized holding gains on securities and derivative instruments into discontinued operations	-	95,265
Other comprehensive income	193	95,265
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	(308)	490,442
Comprehensive income (loss) attributable to common stockholders	$(2,098)	$488,652
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.03)	$(0.10)
Net income from discontinued operations	-	6.80
Net income (loss) available to common stockholders	$(0.03)	$6.70
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.03)	$(0.10)
Net income from discontinued operations	-	6.80
Net income (loss) available to common stockholders	$(0.03)	$6.70
Basic weighted average common shares outstanding	70,763,959	58,678,078
Diluted weighted average common shares and common share equivalents outstanding	70,763,959	58,678,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited, dollar amounts in thousands)

					Accumulated	Retained
			Series A	Additional	Other	Earnings /
	Common Stock		Preferred	Paid-In-	Comprehensive	(Accumulated
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Total
Balance at December 31, 2013	71,313,043	$71	$85,235	$1,149,896	$(1,405)	$(967,324)	$266,473
Net income	-	-	-	-	-	(501)	(501)
Change in net unrealized loss on derivative instruments	-	-	-	-	(141)	-	(141)
Change in net unrealized gain on debt securities	-	-	-	-	334	-	334
Offering costs	-	-	-	(53)	-	-	(53)
Issuance of stock	94,885	-	-	-	-	-	-
Issuance of stock – stock purchase plan	1,557	-	-	-	-	-	-
Stock based compensation-fair value	-	-	-	622	-	-	622
Dividends on preferred stock	-	-	-	-	-	(1,790)	(1,790)
Dividends on common stock	-	-	-	-	-	(2,477)	(2,477)
Balance at March 31, 2014	71,409,485	71	$85,235	$1,150,465	$(1,212)	$(972,092)	$262,467

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$(501)	$395,177
Adjustments to net cash provided by operating activities:
Depreciation and amortization	3,385	771
Amortization of acquired leases to rental revenue	142	(18)
Amortization of deferred costs	429	122
Amortization of discount and other fees	(367)	(9,084)
Straight-line rent adjustment	(816)	(183)
Non-cash impairment charges	-	7,641
Distribution from joint ventures	2,734	-
Net realized gain on sale of joint venture to director related entity	-	(1,317)
Gain on derivative instruments	(115)	-
Net realized gain on disposal of Gramercy Finance	-	(389,140)
Equity in net (income) loss of joint ventures	(628)	1,992
Stock-based compensation	622	412
Changes in operating assets and liabilities:
Restricted cash	(276)	(941)
Tenant and other receivables	(1,701)	(1,068)
Accrued interest	(66)	5,914
Other assets	(296)	12,309
Payment of capitalized tenant leasing costs	(26)	(2)
Accounts payable, accrued expenses and other liabilities	(1,421)	(4,750)
Deferred revenue	769	956
Net cash provided by operating activities	1,868	18,791
Investing Activities:
Capital expenditures and leasehold costs	(7,382)	(346)
Distribution received from joint ventures property sales	1,069	-
Proceeds from disposal of Gramercy Finance	-	6,291
Proceeds from sale of joint venture to director related entity	-	8,275
Principal collections on investments	-	34,947
Proceeds from repayments of servicing advances receivable	6	-
Investment in joint ventures	-	103
Acquisition of real estate	(3,636)	(44,320)
Net cash provided by (used for) investing activities	(9,943)	4,950
Financing Activities:
Repayment of collateralized debt obligations	-	(85,929)
Repayment of secured credit facility	(45,000)	-
Proceeds from issuance of exchangeable senior notes	115,000	-
Costs related to issuance of exchangeable senior notes	(3,738)	-
Payment of deferred financing costs	(1,218)	-
Repayment of mortgage notes payable	(483)	-
Net proceeds from sale of common stock	(53)	-
Dividends Paid	(37,878)	-
Proceeds from sale of repurchased bonds	-	34,381
Change in restricted cash from financing activities	-	22,948
Net cash provided by (used for) financing activities	26,630	(28,600)
Net increase (decrease) in cash and cash equivalents	18,555	(4,859)
Cash and cash equivalents at beginning of period	43,333	105,402
Cash and cash equivalents at end of period	$61,888	$100,543
Non-cash activity:
Debt assumed in acquisition of real estate	$2,657	$-
Supplemental cash flow disclosures:
Interest paid	$1,472	$16,533
Income taxes paid	$1,192	$7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

March 31, 2014

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. The Company also operates an asset management business that manages commercial real estate assets for third parties, including the Company’s Bank of America Portfolio joint venture.

The Company was founded in 2004 as a specialty finance Real Estate Investment Trust, or REIT, focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, the Company’s board of directors announced a repositioning of the Company as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 the Company changed its name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and changed its ticker symbol to GPT on the New York Stock Exchange.

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

The Company approaches the net leased market as a value investor, looking to identify and acquire net leased properties that offer attractive risk adjusted returns throughout market cycles. The Company focuses primarily on industrial and office properties in major markets where strong demographic and economic growth offer a higher probability of producing long term rent growth and/or capital appreciation.

As of March 31, 2014, the Company owns, either directly or in joint ventures, a portfolio of 105 net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $1.4 billion of commercial real estate assets for third parties.

During the three months ended March 31, 2014, the Company acquired one property aggregating 115,472 square feet for a total purchase price of approximately $6,300.

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

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant to a purchase and sale agreement to transfer the collateral management and subspecial servicing agreements for the Company’s three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC, or CWCapital, for $6,291, in cash after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide the Company with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Condensed Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3, “Dispositions and Assets Held-for-Sale.”

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held-for-sale and discontinued operations as of March 31, 2014.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses. On March 15, 2013, the Company de-consolidated its three CDOs, which were previously consolidated.

Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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
March 31, 2014

2. Significant Accounting Policies – (continued)

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

The Company did not record any impairment charges during the three months ended March 31, 2014 and 2013.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In the joint ventures, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as an investment in joint ventures, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investments on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of March 31, 2014 and December 31, 2013, the Company had equity investments of $36,210 and $39,385 in unconsolidated joint ventures, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company has restricted cash of $455 and $179 at March 31, 2014 and December 31, 2013, respectively, which includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

Variable Interest Entities

The Company had no consolidated VIEs as of March 31, 2014 or December 31, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of March 31, 2014:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$7,471	$-	$1,943,810	$1,758,716

The following is a summary of the Company’s involvement with unconsolidated VIEs as of December 31, 2013:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$6,762	$-	$2,156,218	$1,948,901

Consolidated VIEs

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment as more fully described in Note 1, the Company deconsolidated three VIEs, the CDOs. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs prior to the Company’s disposal of the Gramercy Finance segment. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

Unconsolidated VIEs

Investment in Retained CDO Bonds

On March 15, 2013, the Company recognized an asset in Retained CDO Bonds, which represents the subordinate and equity interests in the CDOs, in connection with the disposal of the Gramercy Finance segment. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Assets Held for Sale

As of March 31, 2014 and December 31, 2013, the Company had no assets classified as held for sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as discontinued operations.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2014 and December 31, 2013 were $311 and $449, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three months ended March 31, 2014 and March 31, 2013, the Company received $6 and $0 of reimbursements, respectively. As of March 31, 2014 and December 31, 2013, the servicing advances receivable is $8,818 and $8,758, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of March 31, 2014, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, which the Company retained subsequent to the disposal of Gramercy Finance. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

For the three months ended March 31, 2014, the Company did not recognize any other-than-temporary impairment on its Retained CDO Bonds. The Company’s Retained CDO Bonds have been in an unrealized loss position for less than twelve months. A summary of the Company’s Retained CDO Bonds as of March 31, 2014 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than- temporary	Fair Value	Weighted Average
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$358,880	$8,356	$(885)	$-	$7,471	5.3 years
Total	9	$358,880	$8,356	$(885)	$-	$7,471	5.3 years

 The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the three months ended March 31, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	-
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	-
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of other-than-temporary impairment recognized in other comprehensive income	-
Reduction for credit losses:	-
On Retained CDO Bonds for which no other-than-temporary impairment was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of March 31, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

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

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period, which is expected to average six months.

Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.

The Company recorded $756 and $95 of amortization of intangible assets as part of depreciation and amortization, including $0 and $3 within discontinued operations for the three months ended March 2014 and 2013, respectively. The Company recorded $142 and $10 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $0 and $34 within discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets and acquired lease obligations consist of the following:

	March 31, 2014	December 31, 2013
Intangible assets:
In-place leases, net of accumulated amortization of $2,074 and $1,318	$33,411	$32,773
Above-market leases, net of accumulated amortization of $516 and $278	8,134	8,187
Total intangible assets	$41,545	$40,960

Intangible liabilities:
Below-market leases, net of accumulated amortization of $396 and $300	$5,939	$6,077
Total intangible liabilities	$5,939	$6,077

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

The following table provides the weighted-average amortization period as of March 31, 2014 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted- Average Amortization Period	April 1 to Demember 31, 2014	2015	2016	2017	2018
In-place leases	12.0	$2,329	$3,105	$3,105	$3,105	$3,105
Total to be included in depreciation and amortization expense		$2,329	$3,105	$3,105	$3,105	$3,105

Above-market lease assets	10.2	$657	$876	$876	$876	$876
Below-market lease liabilities	13.1	(368)	(491)	(491)	(491)	(491)

Total to be included as a reduction to rental revenue		$289	$385	$385	$385	$385

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

Other assets are also comprised of capitalized software costs related to software purchased for internal use. The costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. As of March 31, 2014 and December 31, 2013, the Company had $1,155 and $705 of unamortized computer software costs, respectively. The Company recorded amortization expense of $108 and $0 on capitalized software costs during the three months ended March 31, 2014 and 2013, respectively.

The following table provides the weighted-average amortization period as of March 31, 2014 for capitalized software and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	April 1 to December 31, 2014	2015	2016	2017	2018
Capitalized software costs (1)	2.8	$325	$433	$397	$-	$-
Total to be included in depreciation and amorization expense		$325	$433	$397	$-	$-

(1)	The Company may capitalize additional costs incurred related to the purchase of internal use software during 2014.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

Valuation of Financial Instruments

At December 31, 2013 and March 31, 2014, the Company measured financial instruments, including Retained CDO Bonds and derivative instruments on a recurring basis.

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
March 31, 2014

2. Significant Accounting Policies – (continued)

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

In December 2013, the Company executed an Amended and Restated Asset Management Services Agreement, or Management Agreement, with an affiliate of KBS Real Estate Investment Trust, Inc., or KBS. The Management Agreement provides for a base management fee of $7,500 per year plus the reimbursement of certain administrative and property related expenses as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

Prior to December 1, 2013, the Company provided KBS asset management services for a base management fee of $9,000 per year, reimbursement of all property related expenses, and an incentive fee.

For the three months ended March 31, 2014 and 2013, the Company recognized incentive fees of $635 and $287, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 and includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For the three months ended March 31, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of March 31, 2014, and December 31, 2013, the Company had 596,445 and 678,784 weighted-average unvested restricted shares outstanding.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2014 and 2013.

	2014	2013
Dividend yield	2.50%	5.50%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	1.81%	0.72%
Expected stock price volatility	41.00%	53.00%

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

The Company may from time to time use derivative instruments in connection with the private placement of equity. In March 2014, the Company issued Exchangeable Senior Notes, which are exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, in accordance with the terms of the Notes, as described in Note 6. The embedded exchange option value of the Notes is recorded as a derivative at March 31, 2014, pursuant to NYSE share-settlement limitations. The exchange option value is not a hedging instrument. In October 2013, the Company entered into contingent value rights agreements, or CVR agreements, with the share purchasers. Pursuant to each CVR Agreement, the Company issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. The CVRs were not designated as hedge instruments. The CVRs did not qualify, nor did the Company intend for these instruments to qualify, as hedging instruments. On March 25, 2014, the CVR agreements expired with no value.

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 10.

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

For the three months ended March 31, 2014 and 2013, the Company recorded $369 and $2,920 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2014 and 2013, the Company did not incur any material interest or penalties.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be anti-dilutive. The conversion of Exchangeable Senior Notes was not included in the computation of diluted earnings per share because the conversion is anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

One asset management client, KBS, accounted for 67% and 68% of the Company’s management fee income for the three months ended March 31, 2014 and 2013, respectively. One tenant accounted for 19% and 46% of the Company’s rental revenue for the three months ended March 31, 2014 and 2013, respectively.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

2. Significant Accounting Policies – (continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. As permitted, the Company has elected to early adopt the updated standard, however the adoption did not impact the Company’s Financial Statements as the Company does not have any qualifying disposals or assets held-for-sale for the three months ended March 31, 2014.

 3. Dispositions and Assets Held-for-Sale

The Company did not classify any assets as held-for-sale as of March 31, 2014.

The following operating results for Gramercy Finance and the assets previously sold for the three months ended March 31, 2014 and 2013 are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2014	2013
Operating Results:
Revenues	$15	$33,516
Operating expenses	-	(3,548)
Marketing, general and administrative	(101)	(1,260)
Interest expense	-	(14,653)
Depreciation and amortization	-	(15)
Loans held for sale and CMBS OTTI	-	(7,641)
Expense reimbursements (1)	-	5,406
Equity in net income from joint venture	-	(804)
Net income (loss) from operations	(86)	11,001
Gain on sale of joint venture interests to a director related entity	-	1,317
Net gains from disposals	-	389,140
Provision for taxes	-	(2,515)
Net income from discontinued operations	$(86)	$398,943

(1)	In the three months ended March 31, 2013, the Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

4. Acquisitions

During the three months ended March 31, 2014, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term (1)
Industrial (2)	1	1	115,472	$6,300	11.59
Total	1	1	115,472	$6,300	11.59

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of March 31, 2014. The weighted-average calculation is based upon square footage.
(2)	The Company assumed a mortgage on its property acquisition in 2014. The unpaid principal value of the mortgage assumed at acquisition was $2,664. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

During the year ended December 31, 2013, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term (1)
Industrial (2), (3)	23	25	3,683,184	$261,416	11.14
Office/Banking Center	3	3	48,709	7,120	8.45
Specialty Asset (3)	3	7	255,738	72,250	13.87
Total	29	35	3,987,631	$340,786	11.28

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2013. The weighted-average calculation is based upon square footage.
(2)	The industrial properties line includes a build-to-suit property located in Hialeah Gardens, Florida, which represents a commitment to construct an approximately 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed. The facility is currently being constructed. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $10,217 at March 31, 2014.
(3)	The Company assumed mortgages on two of its property acquisitions in 2013, one of which was on an industrial property and one of which was on a specialty asset. The unpaid principal value of the mortgages assumed at acquisition was $48,899. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company is currently analyzing the fair value of the lease and real estate assets of its one property investment acquired in 2014; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $5,015 of net real estate assets, $1,395 of intangible assets and $116 of intangible liabilities.

The Company analyzed the fair value of the leases and real estate assets of seven of its property investments acquired in 2013; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $57,407 of net real estate assets, $10,762 of intangible assets and $3,520 of intangible liabilities. The Company is currently analyzing the fair value of the lease and real estate assets of its remaining twenty-two property investments acquired in 2013; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $248,977 of net real estate assets, $27,550 of intangible assets and $2,236 of intangible liabilities.

The Company recorded revenues and net income for the three months ended March 31, 2014 of $56 and $10 respectively, related to the acquisition during the period. The Company recorded revenues and net income for the year ended December 31, 2013 of $10,724 and $1,525, respectively, related to the acquisitions during the period.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

4. Acquisitions – (continued)

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three months ended March 31, 2014 and 2013 as though the acquisitions were completed on January 1, 2013. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	2014	2013
Pro forma revenues	$15,649	$16,476
Pro forma net income (loss) available to common stockholders	$(2,282)	$396,460
Pro forma earnings per common share-basic	$(0.03)	$6.76
Pro forma earnings per common share-diluted	$(0.03)	$6.76
Pro forma common shares-basic	70,763,959	58,678,078
Pro forma common share-diluted	70,763,959	58,678,078

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owns a 50% interest in a joint venture, or the Joint Venture, of a portfolio of 72 properties, or the Bank of America Portfolio, located across the United States totaling approximately 3,150,000 rentable square feet and 96% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with a total portfolio occupancy of approximately 97%. The portfolio is encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties of the portfolio. The mortgage note has three one-year extension options subject to satisfaction of certain terms and conditions. The remaining five properties are unencumbered and classified as held-for-sale. During the three months ended March 31, 2014 and 2013, the Joint Venture sold three and five properties for net proceeds of $2,138 and $9,849, respectively. In May 2013, the Joint Venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a gain of $4,578. At March 31, 2014 and December 31, 2013, the investment had a carrying value of $36,210 and $39,385, and for the three months ended March 31, 2014 and 2013, the Company recorded its pro rata share of net income (loss) of the joint venture of $525 and ($1,218), respectively. During the three months ended March 31, 2014 and 2013, the Company received distributions of $3,700 and $1,250 from the Joint Venture, respectively. The joint venture analyzed the fair value of the leases and real estate assets in the Bank of America portfolio; and, accordingly, the purchase price allocation was finalized as of December 31, 2013. The final allocation of the assets included $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. As of March 31, 2014 and December 31, 2013, the investment has a carrying value of $0. The Company recorded its pro rata share of net income of the joint venture of $103 and $30 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, the Company received distributions of $103 and $103 from the joint venture, respectively.

Gramercy Property Trust Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
March 31, 2014

5. Investments in Joint Ventures – continued

The Condensed Consolidated Balance Sheets for the Company’s joint ventures at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013

Assets:
Real estate assets, net	$300,756	$305,798
Other assets	104,501	100,560

Total assets	$405,257	$406,358

Liabilities and members' equity:
Mortgages payable	$241,000	$241,000
Other liabilities	89,916	84,608
Members' equity	74,341	80,750

Liabilities and members' equity	$405,257	$406,358

The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the joint ventures for the three months ended March 31, 2014 and 2013 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three months ended March 31,
	2014	2013

Revenues	$16,892	$19,256

Operating expenses	8,167	9,738
Interest (1)	2,790	6,931
Depreciation	4,540	4,895

Total expenses	15,497	21,564

Net income (loss) from operations	1,395	(2,308)

Net gain (loss) on disposals	(221)	-

Net income (loss)	$1,174	$(2,308)

Company's equity in net income (loss) within continuing operations	$628	$(1,188)

Company's equity in net income (loss) within discontinued operations	$-	$(804)

(1)	The Bank of America Portfolio net loss includes a net loss of $0 and $2,048 for the three months ended March 31, 2014 and 2013, respectively, from a defeased mortgage acquired as part of the joint venture’s acquisition. The pool of treasury securities which defeased the mortgage loan generate sufficient cash flows to cover the debt service requirements, but do not generate income to offset the corresponding cash flows and interest expense.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

6. Debt Obligations

Secured Debt

Certain real estate assets are subject to mortgage liens. The following is a summary of the Company’s secured financing arrangements as of March 31, 2014:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity Date
Fixed-rate mortgages	8	$106,549	0.00% to 6.95%	4.83%	June 2014 to June 2029
Variable-rate mortgages (1), (2)	1	16,005	1 Month LIBOR + 2.10%	2.29%	December 2020
Secured credit facility (1)	20	-	1 Month LIBOR + 1.90%	2.06%	September 2015
Total secured financings	29	$122,554
Above(below) market interest		1,787
Balance at March 31, 2014	29	$124,341

(1)	All of the Company’s variable-rate financings are monthly LIBOR plus a fixed spread.
(2)	This mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 1 for further information on hedging and the Company’s derivative instruments.

The Company is party to a Credit and Guaranty Agreement with Deutsche Bank Securities, Inc., the lead arranger and bookrunner, and Deutsche Bank AG New York Branch, the administrative agent, for a $100,000 senior secured revolving credit facility, which was effective September 4, 2013 and then amended and restated on September 24, 2013, or the Credit Facility. In February 2014, the Company exercised the $50,000 accordion feature, which increased its borrowing capacity to $150,000. The maturity date of the revolving credit facility is September 2015, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Credit Facility and to the payment of an extension fee. The Credit Facility is guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and is secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Credit Facility are limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Credit Facility, will be incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin will range from 1.90% to 2.75%, depending on the ratio of the Company's outstanding consolidated indebtedness to the value of the Company’s consolidated gross assets. The Credit Facility has an initial borrowing rate of LIBOR plus 1.90%. The Credit Facility includes a series of financial and other covenants that the Company must comply with in order to borrow under the facility. The Company was in compliance with the covenants under the Credit Facility at March 31, 2014. As of March 31, 2014, there were no borrowings outstanding under the Credit Facility and 20 properties were in the borrowing base.

On February 18, 2014, the Company assumed a non-recourse mortgage loan with a face value of $2,664 and a fair value of $2,657 at the acquisition of a 115,472 square foot industrial property, which served as collateral for the loan. The property is 100% leased through October 2025. The loan bears interest at a fixed annual rate of 5.25% and matures in October 2020.

During the three months ended March 31, 2014 and 2013, the Company capitalized $39 and $0, respectively of interest associated with redevelopment activities.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

6. Debt Obligations – (continued)

Exchangeable Senior Notes

On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes, or the Notes. The Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The fair value of the Notes was determined at issuance to be $109,032, and thus the fair value of the embedded exchange option was determined to be $5,968. The discount is being amortized to interest expense over the expected life of the Notes. As of March 31, 2014, the carrying value of the Notes was $109,055. The Notes will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Operating Partnership's election. The Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. Unless and until the Company obtains stockholder approval to share-settle up to 100% of the Notes, the number of shares of the Company’s common stock that holders will be eligible to receive upon exchange of the Notes will be limited to 19.99% of the Company’s common stock outstanding on the exchangeable debt issuance date in accordance with the listing standards of the New York Stock Exchange. Unless and until such stockholder approval is obtained, the Operating Partnership will be deemed to have elected combination settlement with a specified dollar amount per $1,000 principal amount of Notes of at least $1,000 for all Notes submitted for exchange, which means the Operating Partnership will be obligated to settle its exchange obligation by paying up to the specified dollar amount with respect to such Notes in cash and delivering shares of the Company’s common stock for any exchange value in excess of such specified dollar amount. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Notes have initial exchange rate of 161.1863 shares of the Company’s common stock per $1,000 principal amount of the Notes, representing an exchange price of approximately $6.20 per share of the Company’s common stock and an exchange premium of approximately 20% based on the last reported sale price of $5.17 per share of the Company’s common stock on March 18, 2014.

Due to the NYSE related limitation on the use of share-settlement for the full exchange option, which does not permit issuance of more than 19.99% or more of a Company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Notes does not qualify for equity classification. Instead, it is separately valued and accounted for as a derivative liability. As the notes were issued at par in an arms-length transaction, the $5,968 debt discount noted above, which represents the value of the Notes’ conversion options, is recorded as a derivative liability on the balance sheet.

As of March 31, 2014, nine of the Company’s real estate investments were encumbered with mortgage notes with a cumulative outstanding balance of $124,341 and the Company’s secured revolving line of credit had an outstanding balance of $0. Combined aggregate principal maturities of the Company's mortgage notes, credit facility, and exchangeable senior notes, in addition to associated interest payments, as of March 31, 2014 are as follows:

	Credit Facility	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments (1)	Total
April 1 through December 31, 2014	$-	$7,018	$-	$6,303	$13,321
2015	-	2,822	-	9,694	12,516
2016	-	2,956	-	9,554	12,510
2017	-	3,109	-	9,392	12,501
2018	-	16,054	-	9,017	25,071
Thereafter	-	90,595	115,000	20,662	226,257
Above / Below Market Interest (2)	-	-	-	(4,158)	(4,158)
Total	$-	$122,554	$115,000	$60,464	$298,018

(1)	Interest payment amounts represent interest payments due to holders of the exchangeable senior notes in addition to the monthly interest payments due on the mortgage notes payable.
(2)	Above / below market interest includes the discount on the exchangeable senior notes as well as the premium on the mortgage notes payable, both net of amortization.

Gramercy Property Trust Inc.

 Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2014 are as follows:

Operating Leases
April 1 through December 31, 2014	$22,459
2015	30,892
2016	31,197
2017	31,554
2018	32,099
Thereafter	288,358
Total minimum lease rental income	$436,559

8. Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. The Company paid $92 and $0 under the lease for the three months ended March 31, 2014 and 2013, respectively.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company’s previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, the Company gave notice that it was cancelling the lease for its corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013. The Company paid $0 and $118 under the lease for the three months ended March 31, 2014 and 2013, respectively.

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

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3, “Dispositions and Assets Held for Sale.” for the three months ended March 31, 2013, the Company recorded impairment charges of $882 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held-for-sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered. In connection with the disposal of Gramercy Finance, the Company also recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

9. Fair Value of Financial Instruments – (continued)

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$7,471	$7,471	$6,762	$6,762
Financial liabilities:
Derivative instruments (5)	$6,296	$6,296	$187	$187
Mortgage notes payable (1)	$124,341	$124,785	$122,180	$123,349
Contingent value rights (3)	$-	$-	$115	$115
Exchangeable senior notes (4)	$109,055	$109,055	$-	$-

(1)	Mortgages notes payable and Retained CDO Bonds are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(2)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.
(3)	Pursuant to the Company’s private placement of equity, the Company entered into contingent value right agreements, or CVR agreements, with purchasers of the Company’s common stock. The CVR agreements entitled each purchaser to cash payment contingent on the Company’s stock price, as follows: On April 1, 2014, the purchasers are entitled to cash payment of (a) the number of their contingent values rights multiplied by (b) the amount, not to exceed $0.46, equal to the difference between the share price at time of purchase, $4.11, and the volume-weighted average price for the time trading days ending on and including March 25, 2014. The CVR agreements expired on March 25, 2014 with no value.
(4)	The Company issued $115,000 of 3.75% Exchangeable Senior Notes, which are senior unsecured obligations guaranteed by the Company on a senior unsecured basis. The Notes are carried at their fair value, which was determined based a discounted cash flows valuation, using discount rates that best reflect current market rates for unsecured financing with similar characteristics. The Notes are classified as Level III. Refer to Note 6 for more information.
(5)	Derivative instruments include the $5,968 embedded exchange option related to the 3.75% Exchangeable Senior Notes as well as $328 related to the interest rate swaps.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents, accrued interest, and accounts payable :  These balances in the Condensed Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.

Derivative instruments :  The Company’s derivative instruments, which are primarily comprised of interest rate caps and interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations. As noted above, embedded exchange option in the Company’s 3.75% Exchangeable Senior Notes is also included as a derivative liability.

Retained CDO Bonds :  Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented on the Condensed Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model.

Mortgage notes payable :  These obligations are presented in the Condensed Consolidated Financial Statements based on the actual balance outstanding and not at fair value. The fair value was estimated using discounted cash flows methodology, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

9. Fair Value of Financial Instruments – (continued)

Contingent value rights :  The Company’s contingent value rights are presented at fair value on the Condensed Consolidated Financial Statements based upon valuation using the Black Scholes model.

Exchangeable senior notes :  The Company’s exchangeable senior notes, are bifurcated between their debt and embedded exchange option components. The components are presented separately and include the fair value as a debt component and the embedded exchange option as a derivative liability component in their respective lines within the debt section on the Condensed Consolidated Financial Statements, with the debt component presented at fair value upon issuance and the derivative value presented as the amount of total proceeds from the note offering reduced by the fair value of the debt component at issuance. The fair value of the debt component was estimated using discounted cash flows methodology, using discount rates that best reflect current market rates for unsecured financing with similar characteristics. The derivative component represents the original discount on the debt issued as a result of the exchange rights.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2014 and December 31, 2013. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since March 31, 2014 and December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

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

At March 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,471	$-	$-	$7,471
	$7,471	$-	$-	$7,471

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$328	$-	$-	$328
Embedded conversion option of the 3.75% Exchangeable Senior Notes	5,968	-	-	5,968
	$6,296	$-	$-	$6,296

At December 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,762	$-	$-	$6,762
	$6,762	$-	$-	$6,762

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$187	$-	$-	$187
Contingent value rights	115	-	-	115
	$302	$-	$-	$302

 Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

9. Fair Value of Financial Instruments – (continued)

Derivative instruments :  Interest rate caps and swaps were valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. Fair values of our derivative instruments, such as our CVR investments, are determined using a Black-Scholes model.

Total losses or (gains) from derivatives for the three months ended March 31, 2014 were $141 in accumulated other comprehensive income (loss). Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss) and then subsequently on the date of the disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the three months ended March 31, 2014, the Company entered into no new interest rate cap or swap agreements.

Retained CDO Bonds :  Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of March 31, 2014 are:

	At March 31, 2014
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range

Non-investment grade, subordinate CDO bonds	$7,471	Discounted cash flows	Discount rate	25.00% to 40.00%
Interest rate swaps	$328	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points
Embedded conversion option of the 3.75% Exchangeable Senior Notes	$5,968	Discounted cash flows	Discount rate	5.00%

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds

Balance as of December 31, 2013	$6,762
Amortization of discounts or premiums	375
Adjustments to fair value:
Included in other comprehensive income	334
Other-than-temporary impairments	-
Balance as of March 31, 2014	$7,471

 Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

9. Fair Value of Financial Instruments – (continued)

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments

Balance as of December 31, 2013	$302
Adjustments to fair value:
Unrealized loss	141
Embedded conversion option of the 3.75% exchangeable senior notes	5,968
Expiration of Contingent Value Rights	(115)
Balance as of March 31, 2014	$6,296

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of March 31, 2014 or December 31, 2013.

10. Derivative Instruments

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2014. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest rate swap	1 mo. USD-LIBOR-BBA	$16,005	4.55%	12/19/13	12/19/20	$(328)
Interest rate cap	1 mo. USD-LIBOR-BBA	24,000	5.00%	07/19/11	08/09/14	-
Embedded conversion option of the 3.75% exchangeable senior notes	N/A	N/A	N/A	03/18/14	03/15/19	(5,968)
Total derivatives		40,005				(6,296)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2014, derivative instruments were reported at their fair value as a net liability of $6,296. At December 31, 2013, derivative instruments were reported at their fair value as a net liability of $173,450 within discontinued operations. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

As described in Note 6 and Note 9, the embedded exchange option value of the Company’s 3.75% Exchangeable Senior Notes is recorded as a derivative liability due to an NYSE related limitation on the use of share-settlement for the full exchange option without shareholder approval, which prevents it from qualifying for equity classification as of March 31, 2014. Thus, this component, which represents the original discount on the debt issued as a result of the exchange rights and approximates the fair value of the option feature, is included within derivative liabilities as of March 31, 2014. See Note 6 and Note 9 for further information.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

11. Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 200,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 150,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 25,000,000 shares of excess stock, $0.001 par value per share. As of March 31, 2014, 71,409,485 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In March 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the first quarter of 2014, to be paid on April 15, 2014 to holders of record as of March 31, 2014.

In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, for the private placement of 11,535,200 shares of common stock at a price of $4.11 per share, raising gross proceeds of $47,410. The purchasers of the Company’s stock issued in the private placement agreed not to offer, sell, contract to sell, pledge or otherwise dispose of the common stock purchased until March 25, 2014, without consent of the Company, with certain exceptions if the Company issued common stock or securities exchangeable into common stock during the period. The shares of common stock sold in the private placement were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchasers were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Morgan Stanley & Co. LLC acted as the placement agent in connection with the private placement. Pursuant to the private placement, the Company entered into contingent value rights agreements, or CVR Agreements, with purchasers of the Company’s stock, which are described in further detail in Note 10. The CVR agreements expired on March 25, 2014 with no value.

Preferred Stock

For the period from the fourth quarter of 2008 through the third quarter of 2013, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. In December 2013, the Company’s board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of its 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, the Company’s board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. As of March 31, 2014 and December 31, 2013, the Company accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At March 31, 2014, 1,929,676 shares of common stock were available for issuance under the Equity Incentive Plan.

Through March 31, 2014, 1,872,872 restricted shares had been issued under the Equity Incentive Plan, of which 87% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $144 and $118 was recorded for the three months ended March 31, 2014 and 2013, respectively, related to the issuance of restricted shares. Compensation expense of $1,815 will be recorded over the course of the next 37 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plan as of March 31, 2014.

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

March 31, 2014

11. Stockholders’ Equity (Deficit) – (continued)

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

Compensation expense of $147 and $118 was recorded for the three months ended March 31, 2014 and 2013, respectively, for the 2012 Outperformance Plan. Compensation expense of $1,796 will be recorded over the course of the next 33 months, representing the remaining weighted average vesting period of the LTIP Units as of March 31, 2014.

As of March 31, 2014, there were approximately 551,560 phantom stock units outstanding, of which 540,060 units are vested.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

11. Stockholders’ Equity (Deficit) – (continued)

Earnings per Share

Earnings per share for the three months ended March 31, 2014 and 2013 are computed as follows:

	For the three months Ended March 31,
	2014	2013
Numerator-Income (loss)
Net income (loss) from continuing operations	$(415)	$(3,766)
Net income (loss) from discontinued operations	(86)	398,943
Net Income (loss)	(501)	395,177
Preferred stock dividends	(1,790)	(1,790)
Excess of carrying amount of tendered preferred stock over consideration paid	-	-
Numerator for basic income per share - Net income (loss) available to common stockholders:	(2,291)	393,387
Effect of dilutive securities	-	-
Diluted Earnings:
Net income (loss) available to common stockholders	$(2,291)	$393,387
Denominator-Weighted Average shares:
Weighted average shares outstanding	71,360,404	59,310,356
Less: Unvested restricted shares	(596,445)	(632,278)
Denominator for basic income per share	70,763,959	58,678,078
Effect of dilutive securities
LTIP	-	-
Stock based compensation plans	-	-
Phantom stock units	-	-
Exchangeable senior notes	-	-
Diluted shares	$70,763,959	$58,678,078

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. For the three months ended March 31, 2014, 65,145 share options, 551,560 phantom share units, and 14,274,756 exchangeable note shares were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the three months ended March 31, 2013, 40,073 share options and 490,637 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive.

Accumulated other comprehensive income

Accumulated other comprehensive income as of March 31, 2014 and 2013 is comprised of the following:

	As of March 31,
	2014	2013
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(141)	$-
Net unrealized loss on available-for-sale securities	-	-
Net unrealized gain on debt securities	334	-
Total accumulated other comprehensive income	$193	$-

The Company reclassified unrealized gains on CMBS of $107,774 for the period ended March 31, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

12. Commitments and Contingencies

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of March 31, 2014, the Company had four outstanding commitments: (1) the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $10,217; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated.

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

The Company’s regional management office located at 610 Old York Road, Jenkintown, Pennsylvania, was subject to an operating lease with an affiliate of KBS. The lease was for approximately 19,000 square feet, and expired on April 30, 2014, with rents of approximately $322 per annum. The Company is subject to a new operating lease with an affiliate of KBS, effective May 1, 2014, for a regional management office located at 550 Blair Mill Road, Horsham, Pennsylvania. The lease is for approximately 13,000 square feet and expires on April 30, 2018, with rents of approximately $151 per annum for year one rising to $221 per annum in year four. The Company’s regional management office located at 800 Market Street, St. Louis, Missouri is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet and is subject to rents of $32 per annum. The lease had an expiration date of September 30, 2014 and was cancellable with 60 days’ notice. The Company elected the early cancellation option and, effective March 28, 2014, entered into a new lease at 130 South Bemiston Ave, Clayton Missouri. The lease commences on June 1, 2014 and expires on December 31, 2016, with a renewal option of 12 months. The lease is for approximately 1,100 square feet and is subject to rents of $21 per annum for year one, rising to $22 per annum in year three.

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

In November 2013, NYC DOF filed an answer to the petition reiterating their position that the 2 Herald Sale Transaction was taxable by NYC DOF. In January and February 2014, the parties held a preliminary conference with the trial judge assigned the matter, agreed to discuss whether a settlement could be reached and subsequently determined that no such settlement was possible. The Company anticipates that its appeal of the NYC DOF Transfer Tax Assessment will be set for trial in mid-2014.

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

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

12. Commitments and Contingencies – continued

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4,339 for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties. There was $4,339 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4,406 accrued and $67 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2014.

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

For the three months ended March 31, 2014 and 2013, the Company recorded $369 and $2,920 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. Tax expense for the three months ended March 31, 2014 and 2013 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three months ended March 31, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2014 and December 31, 2013, the Company did not incur any material interest or penalties.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

14. Segment Reporting

As of March 31, 2014, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures.

The Investments/Corporate segment includes all of the Company’s activities related to net lease investments in markets across the United States. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company.

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management services. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third parties.

The Company’s reportable operating segments are summarized as follows:

	Asset Management	Investments / Corporate	Total
Three Months Ended March 31, 2014
Total revenues	$6,965	$8,619	$15,584
Equity in net loss from unconsolidated joint ventures	-	628	628
Total operating and interest expense (1)	(6,462)	(10,165)	(16,627)
Net income (loss) from continuing operations (2)	$503	$(918)	$(415)

	Asset Management	Investments / Corporate	Total
Three Months Ended March 31, 2013
Total revenues	$8,315	$944	$9,259
Equity in net loss from unconsolidated joint ventures	-	(1,188)	(1,188)
Total operating and interest expense (1)	(7,088)	(4,749)	(11,837)
Net income (loss) from continuing operations (2)	$1,227	$(4,993)	$(3,766)

Total Assets:
March 31, 2014	$10,365	$515,100	$525,465
December 31, 2013	$12,950	$478,713	$491,663

(1)	Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $3,385 and $337 and provision for taxes of $369 and $405 for the three months ended March 31, 2014 and 2013, respectively, are included in the amounts presented above.

(2)	Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited, amounts in thousands, except share and per share data)

March 31, 2014

15. Subsequent Events

On April 23, 2014, the Company closed on the acquisition of a 112,325 square foot, industrial property located in Elgin, Illinois in an all cash transaction for a purchase price of approximately $10,350. The property is 100% leased to one tenant through August 2028. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

On May 1, 2014, the Company closed on the acquisition of a 183,200 square foot, industrial property located in Harrisburg, Pennsylvania in an all cash transaction for a purchase price of approximately $8,330. The property is 100% leased to one tenant with a lease term of approximately 11 years. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages commercial real estate assets for third parties, including our Bank of America Portfolio joint venture.

We were founded in 2004 as a specialty finance Real Estate Investment Trust focused on originating and acquiring loans and securities related to commercial and multifamily properties. In July 2012, following a strategic review, our board of directors announced a repositioning of us as an equity REIT focused on acquiring and managing income producing net leased real estate. To reflect this transformation, in April 2013 we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and changed our ticker symbol to GPT on the New York Stock Exchange.

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

We approach the net leased market as a value investor, looking to identify and acquire net leased properties that offer attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties in major markets where strong demographic and economic growth offer a higher probability of producing long term rent growth and/or capital appreciation.

As of March 31, 2014, we own, either directly or in joint ventures, a portfolio of 105 income-producing net leased industrial and office properties 98.9% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Associated Hygienic Products, LLC, and others. As of that date, our asset management business, which operates under the name Gramercy Asset Management, manages approximately $1.4 billion of commercial properties for third parties.

In February 2014, we exercised the $50.0 million accordion feature of our senior secured credit facility which increased our borrowing capacity from $100.0 million to $150.0 million. All other terms of the credit facility remained the same.

In March 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014. Our board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, payable on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

On March 18, 2014, we issued $100.0 million of 3.75% Exchangeable Senior Notes, or the Notes, due in 2019 in a private offering. The notes are senior unsecured obligations of our Operating Partnership and are guaranteed by us on a senior unsecured basis. The Notes will mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The Notes will have an initial exchange rate, subject to adjustment, of 161.1863 shares of our common stock per $1.0 thousand principal amount of the Notes, representing an exchange price of approximately $6.20 per share of our common stock and an exchange premium of approximately 20% based on the last reported sale price of $5.17 per share of our common stock on March 18, 2014. The Notes will be exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, at our Operating Partnership's election. The Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. Unless and until we obtain stockholder approval to share-settle up to 100% of the Notes, the number of shares of our common stock that holders will be eligible to receive upon exchange of the Notes will be limited to 19.99% of our common stock outstanding on the exchangeable debt issuance date in accordance with the listing standards of the New York Stock Exchange. Unless and until such stockholder approval is obtained, our Operating Partnership will be deemed to have elected combination settlement with a specified dollar amount per $1.0 thousand principal amount of Notes of at least $1.0 thousand for all notes submitted for exchange, which means our Operating Partnership will be obligated to settle its exchange obligation by paying up to the specified dollar amount with respect to such Notes in cash and delivering shares of our common stock for any exchange value in excess of such specified dollar amount. On or after March 20, 2017, in certain circumstances, our Operating Partnership may redeem all or part of the Notes for cash at a price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The closing of the sale of the Notes occurred on March 24, 2014. Additionally, we granted the initial purchasers a 30-day option to purchase up to an additional $15.0 million aggregate principal amount of the Notes to cover over-allotments, all of which was exercised. We have used the net proceeds from the offering to reduce amounts outstanding under our senior secured revolving credit facility, for general corporate purposes, including acquisitions of target assets consistent with our investment strategies, and for working capital purposes.

During the three months ended March 31, 2014, we acquired one property containing approximately 115,000 square feet, for a purchase price of approximately $6.3 million. The property is 100% leased to one tenant through October 2025. In connection with the acquisition, we assumed the existing mortgage note on the property, which was for approximately $2.7 million, with an annual fixed interest rate of 5.25% and a maturity date of October 31, 2020.

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

We conduct substantially all of our operations through our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our realty management business through a wholly-owned TRS.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our,” and “us,” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Our principal business strategy is to acquire real estate assets that generate stable, recurring cash flows with minimal outgoing capital expenditures. We also general cash flows from management fees related to the management of commercial real estate for third parties. For the near-term, these cash flows are used to fund our continuing operations and we intend to retain any excess cash flow to grow our investment portfolio.

Property Investment

Property acquisitions during the three months ended March 31, 2014 are summarized in the table below:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term (1)
Industrial	1	1	115,472	$6,300	11.59
Total	1	1	115,472	$6,300	11.59

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of March 31, 2014. The weighted-average calculation is based upon square footage.

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third parties approximately $1.4 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

In December 2013, we executed an Amended and Restated Asset Management Services Agreement, or Management Agreement, with an affiliate of KBS Real Estate Investment Trust, Inc., or KBS. The Management Agreement provides for a base management fee of $7.5 million per year plus the reimbursement of certain administrative and property related expenses as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

 Prior to December 1, 2013, we provided KBS asset management services for a base management fee of $9.0 per year, reimbursement of all property related expenses, and an incentive fee.

We also provide asset and management business services for three other clients, including for our Bank of America Portfolio Joint Venture.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenues

	2014	2013	Change
Rental revenue	$7,494	$656	$6,838
Management fees	6,965	8,315	(1,350)
Investment income	376	152	224
Operating expense reimbursements	681	109	572
Other income	68	27	41
Total Revenue	$15,584	$9,259	$6,325
Equity in net income (loss) of joint ventures	$628	$(1,188)	$1,816

Management fees for the three months ended March 31, 2014 are $6,965 as compared to $8,315 for the three months ended March 31, 2013. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio Joint Venture. For the three months ended March 31, 2014, we earned $4,690 from our contract with KBS, $1,572 from our contract with the Bank of America Portfolio Joint Venture, and $703 from other management contracts. For the three months ended March 31, 2013, we earned $5,624 from our contract with KBS, $2,525 from our contract with the Bank of America Portfolio Joint Venture, and $166 from other management contracts. The decrease in management fees is primarily attributable to restructuring of our management fee contracts in December 2013.

Rental revenue was $7,494 and $656 for the three months ended March 31, 2014 and 2013, respectively. The increase of $6,838 is due to our portfolio of 32 wholly-owned properties as of March 31, 2014 compared our portfolio of five wholly-owned properties as of March 31, 2013.

Investment income for the three months ended March 31, 2014 and 2013 was $376 and $152, respectively. Investment income for the three months ended March 31, 2014 consisted of income accretion on the Retained CDO Bonds. Investment income for the three months ended March 31, 2013 consisted of $95 of income accretion on the Retained CDO Bonds and $58 of income from a residual finance asset.

Operating expense reimbursements were $681 for the three months ended March 31, 2014 and are related to tenant reimbursements for common area maintenance expenses and certain other recoverable expenses that are recognized as revenue in the period through which the related expenses are incurred. Operating expense reimbursements were $109 for the three months ended March 31, 2013. The increase of $572 is attributable to acquisitions made during the years ended December 31, 2013.

Other income of $68 for the three months ended March 31, 2014 is primarily comprised of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances. Other income of $27 for the three months ended March 31, 2013 is primarily comprised of $20 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances.

The equity in net income (loss) of joint ventures of $628 for the three months ended March 31, 2014 represents our proportionate share of net income generated by two joint venture interests, including our Joint Venture in the Bank of America Portfolio. The equity in net income (loss) of joint ventures is ($1,188) for the three months ended March 31, 2013 for the same two joint ventures. Our proportionate share of the income (loss) generated by our joint venture interests includes $2,291 and $2,381 of real estate-related depreciation and amortization and impairment charges, which when added back, results in a contribution to Funds from Operations, or FFO, of $2,919 and $389 for the three months ended March 31, 2014 and 2013 including a loss in discontinued operations of $804 related to joint ventures deconsolidated with the exit of our finance business.

Expenses

	2014	2013	Change
Property management expenses	$5,244	$5,990	$(746)
Property operating expenses	822	132	690
Depreciation and amortization	3,385	337	3,048
Interest expense	2,345	-	2,345
Management, general and administrative	4,342	4,422	(80)
Acquisition expenses	235	551	(316)
Gain on derivative instruments	(115)	-	(115)
Provision for taxes	369	405	(36)
Total Expenses	$16,627	$11,837	$4,790

Property management expenses decreased by $746 to $5,244 for the three months ended March 31, 2014 from $5,990 for the three months ended March 31, 2013. The decrease is primarily related to restructuring of our management fee contracts during 2013.

Property operating expenses increased by $690 from $132 recorded for the three months ended March 31, 2013 to $822 recorded for the three months ended March 31, 2014. The increase is attributable to the acquisition of 27 properties subsequent to March 31, 2013.

We recorded depreciation and amortization expenses of $3,385 for the three months ended March 31, 2014, compared to $337 for the three months ended March 31, 2013. The increase of $3,048 is primarily due to the acquisition of 27 properties subsequent to March 31, 2013.

We recorded interest expenses of $2,345 for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013. The increase of $2,345 is primarily due to borrowings on our credit facility, the loans we assumed and financings we secured on our real estate acquisitions subsequent to March 31, 2013, and interest incurred related to our issuance of exchangeable senior notes during the three months ended March 31, 2014.

Management, general and administrative expenses were $4,342 for the three months ended March 31, 2014, compared to $4,422 for the same period in 2013. The decrease of $80 is primarily related to insurance costs of $127 and audit and tax fees of $131, which were partially offset by increased legal and professional fees of $150.

Real estate acquisition costs were $235 for the three months ended March 31, 2014, compared to $551 for the three months ended March 31, 2013. The decrease is $316 is primarily related to our acquisition of one property during the three months ended March 31, 2014 compared to our acquisition of three properties during the three months ended March 31, 2013, which were accounted for as business combinations.

During the three months ended March 31, 2014 and 2013, we recorded a gain on derivative instruments of $115 and $0. The gain in 2014 was related to the expiration of the CVR agreements.

The provision for taxes was $369 for the three months ended March 31, 2014, versus $405 for the three months ended March 31, 2013. The decrease of $36 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction in incentive fees recognized.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our private placement of common equity; (iii) borrowings under our credit facility; (iv) new financings; and, (v) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our future growth will depend, in large part, upon our ability to raise additional capital. In the event we are not able to successfully access new equity or debt capital, we will rely primarily on cash on hand and cash flows from operations to satisfy our liquidity requirements. If we are unable to raise new equity or debt capital or fully utilize available cash, it may have an adverse effect on our business, results of operations, and ability to make distributions to our stockholders. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements.

For the period from the third quarter of 2008 through the fourth quarter of 2013, our board of directors elected not to pay a dividend to common stockholders. Our board of directors also elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share for the period from the fourth quarter of 2008 through the third quarter of 2013. In December 2013, our board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. As of March 31, 2014 and December 31, 2013, we accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively. In March 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the first quarter of 2014, to be paid on April 15, 2014 to holders of record as of March 31, 2014. As of March 31, 2014 and December 31, 2013, the Company accrued Common Stock dividends of $2,477 and $0, respectively.

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

Cash Flows

Net cash provided by operating activities decreased $16,923 to $1,868 for the three months ended March 31, 2014 compared to $18,791 for the same period in 2013. Operating cash flow was generated primarily by management fees, servicing advance recoveries and net rental revenue from our real estate investments.

Net cash used for investing activities for the three months ended March 31, 2014 was $9,943 compared to net cash provided by investing activities of $4,950 during the same period in 2013. The decrease in cash flow from investing activities is primarily attributable to the acquisition of 27 properties net of assumed mortgages and capital expenditures related to the acquisitions and the deconsolidation of our finance business.

Net cash provided by financing activities for the three months ended March 31, 2014 was $26,630 as compared to net cash used by financing activities of $28,600 during the same period in 2013. The change is primarily attributable to the net proceeds received from our issuance of exchangeable senior notes , net of our payment of dividends and our repayment of the outstanding balance on our secured credit facility.

Capitalization

Our authorized capital stock consists of 200,000,000 shares, $0.001 par value per share, of which we are authorize to issue up to 150,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 25,000,000 shares of excess stock, $0.001 par value per share. As of March 31, 2014, 71,409,485 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

Preferred Stock

For the period from the fourth quarter of 2008 through the third quarter of 2013, our board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. In December 2013, our board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. As of March 31, 2014 and December 31, 2013, we accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively.

Market Capitalization

At March 31, 2014, our consolidated market capitalization is $690,015 based on a common stock price of $5.16 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2014. Market capitalization includes consolidated debt and common and preferred stock.

Contractual Obligations

We are obligated under certain tenant leases to construct the underlying leased property or fund tenant expansions. As of March 31, 2014, we had four outstanding commitments: (1) the construction of an approximately 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $10,217; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $854; (3) the expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (4) the expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options, and therefore no amounts are due and no unfunded amounts have been estimated.

Combined aggregate principal maturities of our mortgage notes, credit facility, and exchangeable senior notes, in addition to associated interest payments, as of March 31, 2014 are as follows:

	Credit Facility	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments (1)	Total
April 1 through December 31, 2014	$-	$7,018	$-	$6,303	$13,321
2015	-	2,822	-	9,694	12,516
2016	-	2,956	-	9,554	12,510
2017	-	3,109	-	9,392	12,501
2018	-	16,054	-	9,017	25,071
Thereafter	-	90,595	115,000	20,662	226,257
Above (below) market interest (2)	-	-	-	(4,158)	(4,158)
Total	$-	$122,554	$115,000	$60,464	$298,018

(1)	Interest payment amounts represent interest payments due to holders of the exchangeable senior notes in addition to the monthly interest payments due on the mortgage notes payable.
(2)	Above / below market interest includes the discount on the exchangeable senior notes as well as the premium on the mortgage notes payable, both net of amortization.

Leasing Agreements

Future minimum rental revenue under non-cancelable and excluding reimbursements for operating expenses, as of March 31, 2014 are as follows:

Operating Leases
April 1 through December 31, 2014	$22,459
2015	30,892
2016	31,197
2017	31,554
2018	32,099
Thereafter	288,358
Total minimum lease rental income	$436,559

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

For the period from the third quarter of 2008 through the fourth quarter of 2013, our board of directors elected not to pay a dividend to common stockholders. Our board of directors also elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share for the period from the fourth quarter of 2008 through the third quarter of 2013. In December 2013, our board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. As of March 31, 2014 and December 31, 2013, we accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively. In March 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the first quarter of 2014, to be paid on April 15, 2014 to holders of record as of March 31, 2014.

Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30 th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. For three months ended March 31, 2014, we paid $92 under this lease.

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

FFO for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended March 31,
	2014	2013
Net income (loss) available to common shareholders	$(2,291)	$393,387
Add:
Depreciation and amortization	3,385	802
FFO adjustments for unconsolidated joint ventures	2,291	2,381
(Income) loss from discontinued operations	86	(398,943)
Less:
Non real estate depreciation and amortization	(156)	(505)
FFO adjustment for discontinued operations	-	(15)
Funds from operations	$3,315	$(2,893)
Funds from operations per share - basic	$0.05	$(0.05)
Funds from operations per share - diluted	$0.05	$(0.05)

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. As permitted, we have elected to early adopt the updated standard, however the adoption did not impact our Condensed Consolidated Financial Statements as we do not have any qualifying disposals or assets held-for-sale for the three months ended March 31, 2014.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a floating rate secured line of credit that had a variable balance during the quarter and no outstanding balance at March 31, 2014 and our Bank of America Joint Venture financed the acquisition of its portfolio with a $200,000 floating rate, interest-only first mortgage note. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve:

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

We believe that we have strong defenses against the Transfer Tax Assessments and intend to continue to vigorously assert same. We evaluate contingencies based on information currently available, including the advice of counsel. We establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. We will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4.3 million for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties. There was $4.3 million accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4.4 million accrued and $67 thousand of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2014.

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

On May 6, 2014, the Company filed an Articles Supplementary to the Company’s charter to reclassify 50,000,000 authorized shares of Excess Stock, par value $.001 per share, into the same number of authorized but unissued shares of common stock, par value $.001 per share, of the Company. The Articles Supplementary were filed with the Maryland State Department of Assessments and Taxation on May 6, 2014, and became effective on that date. The Articles Supplementary are attached hereto as Exhibit 3.7 and are incorporated herein by reference.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.
3.7	Articles Supplementary Reclassifying 50,000,000 shares of Excess Stock, par value $0.001 per share, into shares of common stock, par value $0.001 per share, dated May 6, 2014, filed herewith.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Purchase Agreement, dated March 18, 2014, among GPT Property Trust LP and Gramercy Property Trust Inc., on the one hand, and Morgan Stanley & Co. LLC, on the other hand, for themselves and the initial purchasers named therein, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2014.
10.2	Indenture, dated March 24, 2014, among GPT Property Trust LP, as issuer, Gramercy Property Trust Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2014.
10.3	Registration Rights Agreement, dated March 24, 2014, among GPT Property Trust LP and Gramercy Property Trust Inc., on the one hand, and Morgan Stanley & Co. LLC, on the other hand, for themselves and the Initial Purchasers, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2014.
10.4	First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of February 28, 2014, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and each of the other agents party thereto, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: May 9, 2014	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

