Form 10-Q
period 2014-06-30
Gramercy Property Trust Inc.
filed 2014-08-08
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 117,615,370 as of August 1, 2014.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	June 30,	December 31,
	2014	2013
Assets:
Real estate investments, at cost:
Land	$160,067	$73,131
Building and improvements	645,329	264,581
Less: accumulated depreciation	(10,842)	(4,247)
Total real estate investments, net	794,554	333,465
Cash and cash equivalents	98,736	43,333
Restricted cash	1,966	179
Investment in joint ventures	-	39,385
Servicing advances receivable	8,881	8,758
Retained CDO bonds	7,989	6,762
Tenant and other receivables, net	18,730	5,976
Acquired lease assets, net of accumulated amortization of $5,366 and $1,596	125,351	40,960
Deferred costs, net of accumulated amortization of $810 and $634	10,595	5,815
Other assets	15,096	7,030
Total assets	$1,081,898	$491,663

Liabilities and Equity:
Liabilities:
Secured revolving credit facility	$-	$45,000
Exchangeable senior notes, net	107,087	-
Senior unsecured term loan	200,000	-
Mortgage notes payable	123,645	122,180
Total long term debt	430,732	167,180
Accounts payable and accrued expenses	14,673	11,517
Dividends payable	5,671	37,600
Accrued interest payable	2,089	81
Deferred revenue	18,162	1,581
Below-market lease liabilities, net of accumulated amortization of $969 and $300	52,216	6,077
Derivative instruments, at fair value	2,388	302
Other liabilities	7,990	852
Total liabilities	533,921	225,190
Commitments and contingencies	-	-

Equity:
Common stock, par value $0.001, 200,000,000 and 100,000,000 shares authorized, and 117,619,046 and 71,313,043 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	118	71
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 4,600,000 shares authorized and 3,525,822 shares issued and outstanding at June 30, 2014 and December 31, 2013.	85,235	85,235
Additional paid-in-capital	1,380,482	1,149,896
Accumulated other comprehensive loss	(3,167)	(1,405)
Accumulated deficit	(914,691)	(967,324)
Total equity	547,977	266,473
Total liabilities and equity	$1,081,898	$491,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$10,276	$1,804	$17,770	$2,460
Management fees	7,054	13,617	14,019	21,932
Operating expense reimbursements	2,697	196	3,378	304
Investment income	525	617	901	769
Other income	76	70	144	106
Total revenues	20,628	16,304	36,212	25,571
Expenses
Property operating expenses:
Property management expenses	4,981	5,016	10,225	11,173
Property operating expenses	2,858	307	3,680	424
Total property operating expenses	7,839	5,323	13,905	11,597
Other-than-temporary impairment	-	1,682	-	1,682
Portion of impairment recognized in other comprehensive loss	-	-	-	-
Net impairment recognized in earnings	-	1,682	-	1,682
Depreciation and amortization	6,760	919	10,145	1,256
Interest expense	3,791	85	6,136	85
Realized loss on derivative instruments	3,415	-	3,300	-
Management, general and administrative	4,497	4,272	8,839	8,694
Acquisition expenses	1,688	698	1,923	1,249
Total expenses	27,990	12,979	44,248	24,563
Income (loss) from continuing operations before equity in income (loss) from joint ventures, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, and provision for taxes	(7,362)	3,325	(8,036)	1,008
Equity in net income (loss) of joint ventures	1,125	(2,603)	1,753	(3,791)
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, and discontinued operations	(6,237)	722	(6,283)	(2,783)
Gain on remeasurement of previously held joint venture	72,345	-	72,345	-
Loss on extinguishment of debt	(1,925)	-	(1,925)	-
Provision for taxes	(437)	(4,441)	(806)	(4,846)
Income (loss) from continuing operations	63,746	(3,719)	63,331	(7,629)
Income (loss) from discontinued operations	(395)	(1,175)	(481)	9,970
Gain on sale of joint venture interest to a director related entity	-	-	-	1,317
Gains from disposals	-	-	-	389,140
Provision for taxes	-	-	-	(2,515)
Income (loss) from discontinued operations	(395)	(1,175)	(481)	397,912
Net income (loss) attributable to Gramercy Property Trust Inc.	63,351	(4,894)	62,850	390,283
Preferred stock dividends	(1,791)	(1,790)	(3,581)	(3,580)
Net income (loss) available to common stockholders	$61,560	$(6,684)	$59,269	$386,703
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.66	$(0.09)	$0.73	$(0.20)
Net income (loss) from discontinued operations	-	(0.02)	(0.01)	6.79
Net income (loss) available to common stockholders	$0.66	$(0.11)	$0.72	$6.59
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.65	$(0.09)	$0.71	$(0.20)
Net income (loss) from discontinued operations	-	(0.02)	(0.01)	6.79
Net income (loss) available to common stockholders	$0.65	$(0.11)	$0.70	$6.59
Basic weighted average common shares outstanding	92,753,999	58,605,219	82,116,300	58,641,447
Diluted weighted average common shares and common share equivalents outstanding	95,085,817	58,605,219	84,448,723	58,641,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) available to common stockholders	$61,560	$(6,684)	$59,269	$386,703
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain on available for sale debt securities	107	183	441	183
Unrealized loss on derivative instruments	(2,062)	-	(2,203)	-
Reclassification of unrealized holding losses on debt securities and derivative instruments into discontinued operations	-	-	-	95,265
Other comprehensive income (loss)	(1,955)	183	(1,762)	95,448
Comprehensive income (loss) attributable to common stockholders	$59,605	$(6,501)	$57,507	$482,151

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, dollar amounts in thousands)

					Accumulated	Retained
			Series A	Additional	Other	Earnings /
	Common Stock		Preferred	Paid-In-	Comprehensive	(Accumulated
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Total
Balance at December 31, 2013	71,313,043	$71	$85,235	$1,149,896	$(1,405)	$(967,324)	$266,473
Net income	-	-	-	-	-	62,850	62,850
Change in net unrealized loss on derivative instruments	-	-	-	-	(2,203)	-	(2,203)
Reclassification of fair value of embedded exchange option	-	-	-	11,726	-	-	11,726
Change in net unrealized gain on debt securities	-	-	-	-	441	-	441
Offering costs	-	-	-	(11,421)	-	-	(11,421)
Issuance of stock	46,302,842	46	-	229,034	-	-	229,080
Issuance of stock - stock purchase plan	3,161	1	-	-	-	-	1
Stock based compensation-fair value	-	-	-	1,247	-	-	1,247
Dividends on preferred stock	-	-	-	-	-	(3,581)	(3,581)
Dividends on common stock	-	-	-	-	-	(6,636)	(6,636)
Balance at June 30, 2014	117,619,046	$118	$85,235	$1,380,482	$(3,167)	$(914,691)	$547,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$62,850	$390,283
Adjustments to net cash provided by operating activities:
Depreciation and amortization	10,145	1,662
Amortization of acquired leases to rental revenue and expense	(66)	(83)
Amortization of deferred costs	1,073	128
Amortization of discount and other fees	(428)	(9,642)
Straight-line rent adjustment	(1,704)	(701)
Non-cash impairment charges	-	9,323
Net realized gain on sale of joint venture to director related entity	-	(1,317)
Realized loss on derivative instruments	3,300	-
Distribution received from joint ventures	3,165	-
Net realized gain on disposal of Gramercy Finance	-	(389,140)
Equity in net (income) loss of joint ventures	(1,753)	4,596
Gain from remeasurement of previously held joint ventures	(72,345)	-
Loss on extinguishment of debt	1,925	-
Stock-based compensation	1,247	989
Changes in operating assets and liabilities:
Restricted cash	(77)	(1,033)
Payment of capitalized tenant leasing costs	(26)	(2)
Tenant and other receivables	(4,824)	(7,522)
Accrued interest	(134)	5,870
Other assets	(719)	15,248
Accounts payable, accrued expenses and other liabilities	3,162	(3,774)
Deferred revenue	11,362	1,072
Net cash provided by operating activities	16,153	15,957
Investing Activities:
Capital expenditures	(12,933)	(752)
Distribution received from joint ventures property sales	3,841	20,781
Proceeds from disposal of Gramercy Finance	-	6,291
Proceeds from sale of joint venture to director related entity	-	8,275
Principal collections on investments	-	34,947
Investment in joint ventures	-	(1,750)
Acquisition of real estate, net of cash acquired of $4,108	(190,938)	(125,510)
Restricted cash for tenant improvements	(44)	-
Proceeds from repayments of servicing advances receivable	10	-
Net cash used for investing activities	(200,064)	(57,718)
Financing Activities:
Repayment of collateralized debt obligations	-	(85,929)
Proceeds from sale of common stock	229,080	-
Proceeds from unsecured term facility and revolving credit facility	200,000	-
Proceeds from secured credit facility	23,000	-
Repayment of secured credit facility	(68,000)
Proceeds from issuance of exchangeable senior notes	115,000	-
Proceeds from mortgage notes payables, net	-	14,500
Offering costs	(11,421)	-
Payment of deferred financing costs	(7,573)	(473)
Repayment of mortgage notes payable	(198,627)	(75)
Preferred stock dividends paid	(39,668)	-
Common stock dividends paid	(2,477)
Proceeds from sale of repurchased bonds	-	34,381
Change in restricted cash from financing activities	-	22,948
Net cash provided by (used for) financing activities	239,314	(14,648)
Net increase (decrease) in cash and cash equivalents	55,403	(56,409)
Cash and cash equivalents at beginning of period	43,333	105,402
Cash and cash equivalents at end of period	$98,736	$48,993
Non-cash activity:
Land acquired for consideration of a note payable	$-	$4,839
Consolidation of real estate investments – joint venture interest	$106,294	$-
Debt assumed in acquisition of real estate	$2,657	$31,312
Supplemental cash flow disclosures:
Interest paid	$2,895	$16,495
Income taxes paid	$1,548	$2,682

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. The Company also operates an asset management business that manages commercial real estate assets for third parties.

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

In May 2014, the Company completed an underwritten public offering of 46,000,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218,100, after expenses.

As of June 30, 2014, the Company owns, either directly or in joint venture, a portfolio of 105 net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $1.0 billion of commercial real estate assets for third parties.

During the three months ended June 30, 2014, the Company acquired 74 properties aggregating 4,139,947 square feet for a total purchase price of approximately $491,414. During the six months ended June 30, 2014, the Company acquired 75 properties aggregating 4,255,419 square feet for a total purchase price of approximately $497,714.

On June 9, 2014, the Company acquired the remaining 50% equity interest in its Bank of America Portfolio joint venture of a portfolio of 67 properties comprising 3,054,602 square feet from Garrison Investment Group, or the Bank of America Portfolio, for a gross purchase price that valued the consolidated portfolio at approximately $395,200. The Company accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations and recognized a gain of $72,345 on remeasurement of the Company’s previously held Bank of America Portfolio joint venture interests at fair value prior to the acquisition.

On June 9, 2014, the Company also entered into a Revolving Credit and Term Loan Agreement for a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, with an initial term of five years, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility, that has an initial term of four years with an option of a one-year extension. The aggregate amount of the Unsecured Credit Facility and Term Loan may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The Term Loan was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio joint venture. The Unsecured Credit Facility replaced the Company’s $150,000 secured revolving credit facility, or the Secured Credit Facility.

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

The Company conducts substantially all of its operations through its operating partnership, GPT Property Trust LP, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership conducts its commercial real estate investment business through various wholly-owned entities and its realty management business primarily through a wholly-owned TRS. Unless the context requires otherwise, all references to “Gramercy,” “Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held-for-sale and discontinued operations as of June 30, 2014.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses. On March 15, 2013, the Company deconsolidated its three CDOs, which were previously consolidated.

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

June 30, 2014

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held-for-sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

The Company did not record any impairment charges during the three and six months ended June 30, 2014 and 2013.

Investments in Joint Ventures

The Company accounts for its investment in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In a joint venture, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investment. The investment is recorded initially at cost as an investment in joint venture, and subsequently is adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investment on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of June 30, 2014 and December 31, 2013, the Company had equity investments of $0 and $39,385 in unconsolidated joint ventures, respectively. The Company’s equity investment in unconsolidated joint ventures as of June 30, 2014 does not include the Bank of America Portfolio joint venture, which existed in prior periods, as the Company acquired the remaining 50% interest in the Bank of America Portfolio joint venture on June 9, 2014. The Company receives distributions from its other joint venture in excess of the Company’s accumulated prorata share of its equity interest in net income, and therefore the carrying value of the equity investment has been reduced to zero. The Company records the excess of distributions over the prorata share of net income as an increase to equity in net income (loss) of joint ventures on the Condensed Consolidated Statement of Operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Restricted Cash

The Company has restricted cash of $1,966 and $179 at June 30, 2014 and December 31, 2013, respectively, which includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations, as well as deposits required by landlords and utility providers.

Variable Interest Entities

The Company had no consolidated VIEs as of June 30, 2014 or December 31, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of June 30, 2014:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$7,989	$-	$1,915,645	$1,723,050

The following is a summary of the Company’s involvement with unconsolidated VIEs as of December 31, 2013:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$6,762	$-	$2,156,218	$1,948,901

Consolidated VIEs

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment, the Company deconsolidated three VIEs, the CDOs. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs prior to the Company’s disposal of the Gramercy Finance segment. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Assets Held-For-Sale

As of June 30, 2014 and December 31, 2013, the Company had no assets classified as held-for-sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as discontinued operations.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2014 and December 31, 2013 were $4,028 and $449, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments, incurred while the Company was the collateral manager of the CDOs. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three and six months ended June 30, 2014, the Company received $4 and $10 of reimbursements, respectively. For the three and six months ended June 30, 2013, the Company did not receive any reimbursements. As of June 30, 2014 and December 31, 2013, the servicing advances receivable is $8,881 and $8,758, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of June 30, 2014, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, which the Company retained subsequent to the disposal of Gramercy Finance. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

For the three and six months ended June 30, 2013, the Company recognized an OTTI of $1,682 and $1,682, respectively. For the three and six months ended June 30, 2014, the Company did not recognize any OTTI on its Retained CDO Bonds. The Company’s Retained CDO Bonds have been in unrealized loss position for more than twelve months. A summary of the Company’s Retained CDO Bonds as of June 30, 2014 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$360,968	$8,766	$(779)	$-	$7,989	5.0 years
Total	9	$360,968	$8,766	$(779)	$-	$7,989	5.0 years

 The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the six months ended June 30, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	-
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	-
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	-
Reduction for credit losses:	-
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of June 30, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

Above-market and below-market lease values for properties acquired are recorded based on the present value (using an discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Above-market and below-market ground rent values for properties acquired are recorded based on the present value (using a discount rate which reflects the risks associated with the ground leases assumed) of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If the Company terminates its lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.

The Company recorded $2,411 and $347 of amortization of intangible assets as part of depreciation and amortization for the three months ended June 30, 2014 and 2013, respectively. The Company recorded $3,168 and $442 of amortization of intangible assets as part of depreciation and amortization, including $0 and $3 within discontinued operations for the six months ended June 30, 2014 and 2013, respectively.

The Company recorded $212 and $65 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three months ended June 30, 2014 and 2013, respectively. The Company recorded $70 and $76 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $0 and $34 within discontinued operations for the six months ended June 30, 2014 and 2013, respectively.

The Company recorded $4 and $0 of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the three months ended June 30, 2014 and 2013, respectively. The Company recorded $4 and $0 of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the six months ended June 30, 2014 and 2013, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Intangible assets and acquired lease obligations consist of the following:

	June 30, 2014	December 31, 2013
Intangible assets:
In-place leases, net of accumulated amortization of $4,486 and $1,318	$108,594	$32,773
Above-market leases, net of accumulated amortization of $873 and $278	12,272	8,187
Below-market ground rent, net of accumulated amortization of $7 and $0	4,485	-
Total intangible assets	$125,351	$40,960
Intangible liabilities:
Below-market leases, net of accumulated amortization of $966 and $300	$50,218	$6,077
Above-market ground rent, net of accumulated amortization of $3 and $0	1,998	-
Total intangible liabilities	$52,216	$6,077

The following table provides the weighted-average amortization period as of June 30, 2014 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-
	Average	July 1 to
	Amortization	December 31,
	Period	2014	2015	2016	2017	2018
In-place leases	10.4	$4,328	$10,990	$10,980	$10,931	$10,797
Total to be included in depreciation and amortization expense		$4,328	$10,990	$10,980	$10,931	$10,797

Above-market lease assets	10.1	$503	$1,227	$1,213	$1,206	$1,206
Below-market lease liabilities	9.7	(2,561)	(5,417)	(5,417)	(5,417)	(5,417)

Total to be included in rental revenue		$(2,058)	$(4,190)	$(4,204)	$(4,211)	$(4,211)

Below-market ground rent	39.5	60	119	119	119	119
Above-market ground rent	39.9	(25)	(51)	(51)	(51)	(51)

Total to be included in rental expense		$35	$68	$68	$68	$68

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

The Company has deferred certain expenditures related to the leasing of certain properties. Direct costs of leasing are deferred and amortized over the terms of the underlying leases. The Company has deferred certain expenditures related to the leasing of certain properties and costs related to the acquisition of properties which are considered sale-leasebacks. Direct costs of leasing, including internally capitalized payroll costs associated with leasing activities, are deferred and amortized over the terms of the underlying leases.

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

Other assets are also comprised of capitalized software costs related to software purchased for internal use. The costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. As of June 30, 2014 and December 31, 2013, the Company had $1,193 and $705 of unamortized computer software costs, respectively. The Company recorded amortization expense of $170 and $241 on capitalized software costs during the three and six months ended June 30, 2014, respectively. The Company did not record any amortization expense on capitalized software costs during the three and six months ended June 30, 2013.

The following table provides the weighted-average amortization period as of June 30, 2014 for capitalized software and the projected amortization expense for the next five years.

	Weighted-
	Average	July 1 to
	Amortization	December 31,
	Period	2014	2015	2016	2017	2018
Capitalized software costs (1)	2.5	$249	$490	$454	$-	$-
Total to be included in depreciation and amortization expense		$249	$490	$454	$-	$-

(1) The Company may capitalize additional costs incurred related to the purchase of internal use software during 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Valuation of Financial Instruments

At June 30, 2014 and December 31, 2013, the Company measured financial instruments, including Retained CDO Bonds and derivative instruments, on a recurring basis.

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

June 30, 2014

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

For the three and six months ended June 30, 2014, the Company recognized incentive fees of $0 and $635, respectively. For the three and six months ended June 30, 2013, the Company recognized incentive fees of $5,700 and $5,987, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For the three and six months ended June 30, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of June 30, 2014, and December 31, 2013, the Company had 673,905 and 678,784 weighted-average unvested restricted shares outstanding.

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

June 30, 2014

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

The embedded exchange option value of the Company’s Exchangeable Senior Notes issued by the Operating Partnership in March 2014, was originally recorded as a derivative at March 31, 2014, however, pursuant to NYSE share-settlement limitations, the exchange option was re-valued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did the Company intend for it to qualify, as a hedging instrument.

In October 2013, the Company entered into contingent value rights agreements, or CVR agreements, in connection with a private placement of the Company’s common stock. Pursuant to each CVR Agreement, the Company issued contingent value rights, or CVRs, equal to the number of common stock purchased. The CVRs were not designated as hedge instruments. The CVRs did not qualify, nor did the Company intend for these instruments to qualify, as hedging instruments. On March 25, 2014, the CVR agreements expired with no value.

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

June 30, 2014

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

For the three and six months ended June 30, 2014, the Company recorded $437 and $806 of income tax expense, respectively, including $0 within discontinued operations. For the three and six months ended June 30, 2013, the Company recorded $4,441 and $7,361 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2014 and December 31, 2013, the Company did not incur any material interest or penalties.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be anti-dilutive. The Company has the intent and ability to settle the accreted principal value of the 3.75% Exchangeable Senior Notes in cash and the excess conversion premium in shares. As such, the Company only considers the effect of the conversion premium in the calculation of diluted earnings per share.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

One asset management client, KBS, accounted for 67% of the Company’s management fee income for the three and six months ended June 30, 2014, respectively. One asset management client, KBS, accounted for 81% and 76% of the Company’s management fee income for the three and six months ended June 30, 2013, respectively. One tenant accounted for 18% and 16% of the Company’s rental revenue for the three and six months ended June 30, 2014, respectively. One tenant accounted for 27% and two tenants accounted for 44% of the Company’s rental revenue for the three and six months ended June 30, 2013, respectively.

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

June 30, 2014

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in select instances. The Company has elected early adoption, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, thus the Company will appropriately adopt and apply the guidance retrospectively for its fiscal year ended December 31, 2017 and the interim periods within that year.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. It applies to entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period, which is the case when employees may retire or otherwise terminate employment prior to the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. Pursuant to the guidance, entities should apply existing guidance in ASC 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company has not elected early adoption, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

3. Dispositions and Assets Held-for-Sale

The Company had no properties classified as held-for-sale as of June 30, 2014 and 2013.

The following operating results for Gramercy Finance and the assets previously sold for the three and six months ended June 30, 2014 and 2013 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Results:
Revenues	$-	$75	$14	$33,582
Operating expenses	(325)	(224)	(319)	(3,620)
Marketing, general and administrative	(70)	(1,026)	(176)	(2,285)
Interest expense	-	-	-	(14,653)
Depreciation and amortization	-	-	-	(15)
Loans held for sale and CMBS OTTI	-	-	-	(7,641)
Expense reimbursements (1)	-	-	-	5,406
Equity in net income from joint venture	-	-	-	(804)
Net income (loss) from operations	(395)	(1,175)	(481)	9,970
Gain on sale of joint venture interests to a director related entity	-	-	-	1,317
Net gains from disposals	-	-	-	389,140
Provision for taxes	-	-	-	(2,515)
Net income (loss) from discontinued operations	$(395)	$(1,175)	$(481)	$397,912

(1)	During the three and six months ended June 30, 2013, the Company received reimbursements for enforcement costs of $0 and $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

4. Acquisitions

Bank of America Portfolio

On June 9, 2014, the Company acquired the remaining 50% equity interest in the Bank of America Portfolio joint venture. The Company accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations. The Company valued its share of the joint venture at $106,294 based upon the purchase price of Garrison Investment Group’s 50% equity interest and recognized a gain on remeasurement of a previously held equity investment of $72,345 on the Company’s Condensed Consolidated Statement of Operations.

The Company is currently analyzing the fair value of the assets liabilities of the Bank of America Portfolio; and accordingly, the purchase price allocations are preliminary and subject to change. The following table shows the preliminary purchase price allocation:

June 9, 2014
Assets acquired:
Real estate assets	$389,065
Cash	4,108
Accounts receivable	5,956
Intangible assets	50,099
Other assets	8,163
Total assets acquired	457,391
Liabilities assumed:
Accrued expenses	1,908
Deferred revenue	4,998
Intangible liabilities	43,841
Other liabilities	7,000
Total liabilities assumed	57,747
Total consideration paid	$399,644

Properties

During the six months ended June 30, 2014, the Company’s property acquisitions are summarized as follows:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2)	5	5	896,201	$55,464	9.83
Office/Banking Center (3)	70	71	3,359,218	442,250	9.47
Specialty Asset	-	-	-	-	-
Total	75	76	4,255,419	$497,714	9.55

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of June 30, 2014. The weighted-average calculation is based upon square footage.
(2)	The Company assumed a mortgage on one of its property acquisitions in 2014. The unpaid principal value of the mortgage assumed at acquisition was $2,664. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.
(3)	Includes the 67 properties that comprise the Bank of America Portfolio, which the Company acquired through its acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, the Company accounted for its prior 50% equity interest in the Bank of America Portfolio as a joint venture.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

During the year ended December 31, 2013, the Company’s property acquisitions are summarized as follows:

					Weighted-
					Average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2), (3)	23	25	3,683,184	$261,416	11.14
Office/Banking Center	3	3	48,709	7,120	8.45
Specialty Asset (3)	3	7	255,738	72,250	13.87
Total	29	35	3,987,631	$340,786	11.28

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2013. The weighted-average calculation is based upon square footage.
(2)	Industrial properties includes a build-to-suit property located in Hialeah Gardens, Florida, which represents a commitment to construct an approximately 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed. Rent for the facility commenced on June 1, 2014 and it was placed in service at June 30, 2014. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. Total costs are expected to be approximately $25,000, of which the unfunded amounts were estimated to be $6,031 at June 30, 2014.
(3)	The Company assumed mortgages on two of its property acquisitions in 2013. The unpaid principal value of the mortgages assumed at acquisition was $48,899. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company is currently analyzing the fair value of the lease and real estate assets of its 75 property investments acquired in 2014; and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets included $470,415 of real estate assets, $72,711 of intangible assets and $45,793 of intangible liabilities.

The Company analyzed the fair value of the leases and real estate assets of 15 of its property investments acquired in 2013; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $159,770 of real estate assets, $26,029 of intangible assets and $4,694 of intangible liabilities. The Company is currently analyzing the fair value of the lease and real estate assets of its remaining fourteen property investments acquired in 2013; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $151,819 of real estate assets, $27,550 of intangible assets and $2,236 of intangible liabilities.

During the three months ended June 30, 2014, the Company finalized the purchase price allocations for eight properties acquired in the three months ended June 30, 2013. The Company had performed a preliminary analysis of the purchase price allocation for these properties at the time of acquisition and had allocated $97,200 to real estate assets. The finalized purchase price allocations are based on third party appraisals and additional information about facts and circumstances that existed at the acquisition date. As a result of the finalized purchase price allocations, the Company reduced real estate assets by $14,092, increased intangible assets by $15,292 and increased intangible liabilities by $1,200. These adjustments resulted in a decrease to net income of $1,471 on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.

The Company recorded revenues and net loss for the three months ended June 30, 2014 of $803 and $313 respectively, related to the acquisitions during the period. The Company recorded revenues and net loss for the six months ended June 30, 2014 of $981 and $325, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for both the three and six months ended June 30, 2014 of $3,455 and $429 respectively, related to the Bank of America Portfolio acquired during the period. The Company recorded revenues and net loss for the three months ended June 30, 2013 of $1,342 and $495, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the six months ended June 30, 2013 of $1,457 and $581, respectively, related to the acquisitions during the period.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and six months ended June 30, 2014 and 2013 as though the acquisitions were completed on January 1, 2013. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma revenues	$34,275	$38,898	$67,058	$71,042
Pro forma net income (loss) available to common stockholders	$(10,130)	$(3,256)	$(10,678)	$394,200
Pro forma earnings per common share-basic	$(0.11)	$(0.06)	$(0.13)	$6.72
Pro forma earnings per common share-diluted	$(0.11)	$(0.06)	$(0.13)	$6.72
Pro forma common shares-basic	92,753,999	58,605,219	82,116,300	58,641,447
Pro forma common share-diluted	95,085,817	58,605,219	84,448,723	58,641,447

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50% equity interest from Garrison Investment Group. On the date that the Company acquired the remaining 50% equity interest, the Bank of America Portfolio included 67 properties located across the United States totaling approximately 3,055,000 rentable square feet and was 97% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with total portfolio occupancy of approximately 98%. The portfolio was encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties, which was paid off at the time of the Company’s acquisition of the remaining 50% interest. For the three and six months ended June 30, 2014, the joint venture sold five and eight properties for net proceeds of $5,544 and $7,682, respectively. During the three and six months ended June 30, 2013, the joint venture sold 20 and 25 properties for net proceeds of $21,381 and $31,248, respectively. In May 2013, the joint venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a gain of $4,578.

At June 30, 2014 and December 31, 2013, the investment had a carrying value of $0 and $39,385, respectively. For the three and six months ended June 30, 2014, the Company recorded its pro rata share of net income of the joint venture of $1,022 and $1,547, respectively. For the three and six months ended June 30, 2013, the Company recorded its pro rata share of net loss of the joint venture of $2,634 and $3,852, respectively. For the three and six months ended June 30, 2014, the Company received distributions of $3,100 and $6,800 from the joint venture, respectively. During the three and six months ended June 30, 2013, the Company received distributions of $19,325 and $20,575 from the joint venture, respectively. The joint venture’s purchase price allocation was finalized as of December 31, 2013 and included $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. As of June 30, 2014 and December 31, 2013, the investment has a carrying value of $0. The Company recorded its pro rata share of net income of the joint venture of $103 and $206 for the three and six months ended June 30, 2014, respectively. The Company recorded its pro rata share of net income of the joint venture of $31 and $61 for the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2014, the Company received distributions of $103 and $206 from the joint venture, respectively. During the three and six months ended June 30, 2013, the Company received distributions of $103 and $206 from the joint venture, respectively.

The Condensed Consolidated Balance Sheets for the Company’s joint ventures at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013

Assets:
Real estate assets, net	$47,112	$305,798
Other assets	14,518	100,560

Total assets	$61,630	$406,358

Liabilities and members' equity:
Mortgages payable	$41,000	$241,000
Other liabilities	3,857	84,608
Members' equity	16,773	80,750

Liabilities and members' equity	$61,630	$406,358

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

The Condensed Consolidated Statements of Operations for the joint ventures for the three and six months ended June 30, 2014 and 2013 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (2)	2013	2014 (2)	2013
Revenues	$13,839	$18,541	$30,730	$37,799
Operating expenses	6,040	9,212	14,204	19,485
Interest (1)	2,274	5,692	5,063	12,622
Depreciation	3,506	4,668	8,046	9,567
Total expenses	11,820	19,572	27,313	41,674
Net income (loss) from operations	2,019	(1,031)	3,417	(3,875)
Net gain (loss) on disposals	6	(4,535)	(215)	(4,535)
Provision for taxes	(41)	-	(41)	-
Net income (loss)	$1,984	$(5,566)	$3,161	$(8,410)
Company's equity in net loss
within continuing operations	$1,125	$(2,603)	$1,753	$(3,791)
Company's equity in net
income within discontinued operations	$-	$-	$-	$804

(1)	For the three and six months ended June 30, 2013, the Bank of America Portfolio joint venture net loss includes interest expense of $0 and $2,849 from a defeased mortgage acquired as part of the Company’s initial equity investment in the Bank of America Portfolio. The pool of treasury securities which defeased the mortgage loan generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense. The defeased mortgage and corresponding pool of pledged treasury securities were sold in May 2013 for a loss of $4,535.

(2)	The results of operations for the three and six months ended June 30, 2014 include the Bank of America Portfolio joint venture’s results for the periods April 1, 2014 through June 9, 2014 and January 1, 2014 through June 9, 2014, respectively. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Condensed Consolidated Statements of Operation.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

6. Debt Obligations

Secured Debt

Certain real estate assets are subject to mortgage liens. The following is a summary of the Company’s secured financing arrangements as of June 30, 2014:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	8	105,953	0.00% to 6.95%	4.83%	June 2014 to June 2029
Variable-rate mortgages (1)	1	15,931	1 Month LIBOR + 2.10%	2.29%	December 2020
Total secured financings	9	$121,884
Above market interest		1,761
Balance at June, 30, 2014	9	$123,645

(1)	This mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 10 for further information on hedging and the Company’s derivative instruments.

The Company was party to a Credit and Guaranty Agreement with Deutsche Bank Securities, Inc., the lead arranger and bookrunner, and Deutsche Bank AG New York Branch, the administrative agent, for a secured revolving credit facility, effective September 4, 2013 and then amended and restated on September 24, 2013, or the Secured Credit Facility. In February 2014, the Company exercised the $50,000 accordion feature, which increased its borrowing capacity to $150,000. The Secured Credit Facility had an initial borrowing rate of LIBOR plus 1.90%. The maturity date was September 2015, with one 12-month extension option, but the Secured Credit Facility was terminated on June 9, 2014, at which time it had no outstanding balance and was replaced with a new, unsecured revolving credit facility, as discussed below in the Unsecured Debt section. The Company recorded a net loss on the early extinguishment of debt of $1,925 for the three and six months ended June 30, 2014, in connection with the unamortized deferred financing costs that were immediately expensed upon termination of the facility. As of December 31, 2013 and June 30, 2014, there were borrowings of $45,000 and $0 outstanding under the Secured Credit Facility and 18 and 0 properties were in the borrowing base, respectively.

On February 18, 2014, the Company assumed a non-recourse mortgage loan with a face value of $2,664 and a fair value of $2,657 at the acquisition of a 115,472 square foot industrial property, which served as collateral for the loan. The property is 100% leased through October 2025. The loan bears interest at a fixed annual rate of 5.25% and matures in October 2020.

Unsecured Debt

On June 9, 2014, the Company and its Operating Partnership entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility, consisting of the $200,000 Term Loan and the $200,000 Unsecured Credit Facility. The aggregate amount of Term Loan and Unsecured Credit Facility may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The $200,000 Term Loan has an initial term of five years and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of the Company’s acquisition of the remaining 50% equity interest in the joint venture, as discussed in Note 5. The $200,000 Unsecured Credit Facility has an initial term of four years, with an option for a one-year extension, and replaces the Company’s previously existing $150,000 Secured Credit Facility, which was terminated as noted above.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, will be incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has an initial borrowing rate of three-month LIBOR plus 1.60%. In connection with the Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate commencing in September 2014 is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The Term Loan matures in June 2019 and the Unsecured Credit Facility matures in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities at June 30, 2014. As of June 30, 2014, there were borrowings of $200,000 outstanding under the Term Loan and no borrowings outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of June 30, 2014, the carrying value of the Exchangeable Senior Notes was $107,087. The Exchangeable Senior Notes will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Exchangeable Senior Notes have an initial and current exchange rate of 161.1863 shares of the Company’s common stock per $1,000 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of the Company’s common.

Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity. For the three months ended June 30, 2014, the Company recorded a loss on derivative of $3,415 on the Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

During the three and six months ended June 30, 2014, the Company capitalized $26 and $66, respectively, of interest associated with redevelopment activities. During the three and six months ended June 30, 2013, the Company did not capitalize any interest associated with redevelopment activities.

As of June 30, 2014, nine of the Company’s real estate investments were encumbered with mortgage notes with a cumulative outstanding balance of $121,884, the Company’s Term Loan had an outstanding balance of $200,000 and the Company’s Unsecured Credit Facility had an outstanding balance of $0. Combined aggregate principal maturities of the Company's mortgage notes, Term Loan, Unsecured Credit Facility, Secured Credit Facility and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2014 are as follows:

	Unsecured Term Loan	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
July 1 through December 31, 2014	$-	$6,346	$-	$6,724	$13,070
2015	-	2,816	-	13,446	16,262
2016	-	2,951	-	13,316	16,267
2017	-	3,103	-	13,145	16,248
2018	-	16,048	-	12,770	28,818
Thereafter	200,000	90,620	115,000	22,545	428,165
Below market interest	-	-	-	(6,152)	(6,152)
Total	$200,000	$121,884	$115,000	$75,794	$512,678

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2014 are as follows:

Operating Leases
July 1 through December 31, 2014	$32,194
2015	64,851
2016	65,565
2017	65,894
2018	66,597
Thereafter	478,476
Total minimum lease rental income	$773,577

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

8. Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of the Company’s directors.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. The Company paid $92 and $184 under the lease for the three and six months ended June 30, 2014, respectively.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company’s previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, the Company gave notice that it was cancelling the lease for its corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013. The Company paid $96 and $191 under the lease for the three and six months ended June 30, 2013, respectively.

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

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3 - “Dispositions and Assets Held-for-Sale”, for the three and six months ended June 30, 2013, the Company recorded impairment charges of $882 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held-for-sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered. In connection with the disposal of Gramercy Finance, the Company also recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$7,989	$7,989	$6,762	$6,762
Financial liabilities:
Derivative instruments	$2,388	$2,388	$187	$187
Term Loan(1)	$200,000	$200,036	$-	$-
Unsecured Credit Facility(1)	$-	$-	$-	$-
Secured Credit Facility(1)	$-	$-	$45,000	$45,297
Mortgage notes payable (1)	$123,645	$125,615	$122,180	$123,349
Contingent value rights (3)	$-	$-	$115	$115
Exchangeable Senior Notes (1)	$107,087	$117,937	$-	$-

(1) Mortgages notes payable, Term Loan, Secured Credit Facility, Unsecured Credit Facility, the Exchangeable Senior Notes and Retained CDO Bonds are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(2) Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(3) Pursuant to the Company’s private placement of equity in October 2013, the Company entered into the CVR agreements with purchasers of the Company’s common stock in that offering which are discussed more fully in Note 10.

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

June 30, 2014

Contingent Value Rights :  The Company’s contingent value rights are presented at fair value on the Condensed Consolidated Financial Statements based upon valuation using the Black Scholes model.

Exchangeable Senior Notes :  The Exchangeable Senior Notes are presented at amortized cost on the Condensed Consolidated Financial Statements. The fair value is determined based upon a discounted cash flow methodology.

Term Loan :  The Company’s term loan is presented in the Condensed Consolidated Financial Statements at par value. The fair value is determined by a discounted cash flows model, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Unsecured Credit Facility :  The Company’s Unsecured Credit Facility is presented in the Condensed Consolidated Financial Statements at par value. The fair value is determined by a discounted cash flows model, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2014 and December 31, 2013. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since June 30, 2014 and December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

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

June 30, 2014

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,989	$-	$-	$7,989
	$7,989	$-	$-	$7,989
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$2,388	$-	$-	$2,388
	$2,388	$-	$-	$2,388

At December 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,762	$-	$-	$6,762
	$6,762	$-	$-	$6,762
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$187	$-	$-	$187
Contingent value rights	115	-	-	115
	$302	$-	$-	$302

Derivative instruments :  Interest rate caps and swaps were valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. Fair values of the Company’s derivative instruments, such as the CVR investments, are determined using a Black-Scholes model. Fair value of the Company’s embedded exchange option is determined using a probabilistic valuation model with the assistance of third-party valuation specialists.

Total losses or (gains) from derivatives for the three and six months ended June 30, 2014 were $2,062 and $2,203, respectively, in accumulated other comprehensive income (loss). Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss) and then subsequently on the date of the disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the three and six months ended June 30, 2014, the Company entered into one interest rate swap.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of June 30, 2014 are:

	At June 30, 2014
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range

Non-investment grade, subordinate CDO bonds	$7,989	Discounted cash flows	Discount rate	25.00%
Interest rate swaps	$2,388	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds
Balance as of December 31, 2013	$6,762
Amortization of discounts or premiums	786
Adjustments to fair value:
Included in other comprehensive income	441
Other-than-temporary impairments	-
Balance as of June 30, 2014	$7,989

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments

Balance as of December 31, 2013	$302
Embedded exchange option	8,309
Transfer of embedded exchange option to stockholders' equity	(11,726)
Expiration of Contingent Value Rights	(115)
Adjustments to fair value:
Realized loss on derivative instruments	3,415
Unrealized loss on derivatives	2,203
Balance as of June 30, 2014	$2,388

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of June 30, 2014 or December 31, 2013.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2014. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark	Notional	Strike	Effective	Expiration	Fair
	Rate	Value	Rate	Date	Date	Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$15,931	4.55%	12/19/13	12/19/20	$(530)
Interest Rate Swap (1)	1 mo. USD-LIBOR-BBA	200,000	1.82%	09/09/14	06/09/19	(1,858)
Interest Rate Cap	1 mo. USD-LIBOR-BBA	24,000	5.00%	07/19/11	08/09/14	-
Interest Rate Cap	1 mo. USD-LIBOR-BBA	200,000	2.25%	12/06/12	12/15/14	-
Total derivatives		$439,931				$(2,388)

(1)	The company entered into the interest rate swap on June 9, 2014, however, the first interest payment does not occur until September 2014.

The Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2014, derivative instruments were reported at their fair value as a net liability of $2,388. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and six months ended June 30, 2013 and 2014. At December 31, 2013, derivative instruments were reported at their fair value as a net liability of $187. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $2,955 will be reclassified from other comprehensive income as an increase in interest expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

11. Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 25,000,000 shares of excess stock, $0.001 par value per share. As of June 30, 2014, 117,619,046 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In June 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the second quarter of 2014, to be paid on July 15, 2014 to holders of record as of June 30, 2014. In March 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of March 30, 2014.

In May 2014, the Company completed an underwritten public offering of 46,000,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218,100, after expenses. The Company used a portion of the net proceeds of the offering to fund the cash purchase price for the acquisition of the remaining 50% equity interest held by Garrison Investment Group in the Bank of America joint venture. The remaining proceeds will be used for general corporate purposes, including acquisitions of target assets consistent with the Company's investment strategies and for working capital purposes.

In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, for the private placement of 11,535,200 shares of common stock at a price of $4.11 per share, raising gross proceeds of $47,410. The purchasers of the Company’s stock issued in the private placement agreed not to offer, sell, contract to sell, pledge or otherwise dispose of the common stock purchased until March 25, 2014, without consent of the Company, with certain exceptions if the Company issued common stock or securities exchangeable into common stock during the period. The shares of common stock sold in the private placement were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchasers were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Morgan Stanley & Co. LLC acted as the placement agent in connection with the private placement. Pursuant to the private placement, the Company entered into CVR Agreements with purchasers of the Company’s stock in that offering. The CVR agreements expired on March 25, 2014 with no value.

Pursuant to the terms of the common stock purchase agreement and related joinder agreements for the private placement, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 on April 1, 2014, which became effective on May 2, 2014, for the purpose of registering the possible resale by the applicable stockholders of the shares of common stock issued in the private placement.

Preferred Stock

For the period from the fourth quarter of 2008 through and including the third quarter of 2013, the Company’s board of directors elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share. In December 2013, the Company’s board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of its 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, the Company’s board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. As of June 30, 2014 and December 31, 2013, the Company accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At June 30, 2014, 1,706,573 shares of common stock were available for issuance under the Equity Incentive Plan.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Through June 30, 2014, 2,075,015 restricted shares had been issued under the Equity Incentive Plan, of which 79% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $187 and $331 was recorded for the three and six months ended June 30, 2014, respectively, and compensation expense of $153 and $271 was recorded for the three and six months ended June 30, 2013, respectively, related to the issuance of restricted shares. Compensation expense of $2,691 will be recorded over the course of the next 43 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plan as of June 30, 2014.

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

In July 2012, the Company adopted the 2012 Outperformance Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. The Company has granted senior officers equity awards pursuant to the Company’s 2012 Outperformance Plan in the form of LTIP units. LTIP units are a class of limited partnership interests in GPT Property Trust LP, the Company’s operating partnership, that are structured to qualify as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Company or its operating partnership with respect to liquidating distributions. The LTIP units had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock.

In March 2013, the Company granted four senior officers additional equity awards pursuant to the Company’s 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, in the form of LTIP units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock.

Compensation expense of $147 and $294 was recorded for the three and six months ended June 30, 2014, respectively, and compensation expense of $147 and $261 was recorded for the three and six months ended June 30, 2013, respectively, for the 2012 Outperformance Plan. Compensation expense of $1,649 will be recorded over the course of the next 30 months, representing the remaining weighted average vesting period of the LTIP Units as of June 30, 2014.

In May 2014, the Company granted 190,477 shares of restricted stock to the Company’s Chief Executive Officer, Gordon F. DuGan, to recognize his strong performance leading the Company in 2013, during which the Company achieved a number of important repositioning milestones. The restricted stocks awards vest on the fifth anniversary of the date of grant, subject to Mr. DuGan’s continued employment. The shares of restricted stock are also subject to accelerated vesting in certain circumstances pursuant to Mr. DuGan's employment agreement.

As of June 30, 2014, there were approximately 566,707 phantom stock units outstanding, of which 555,206 units are vested.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Earnings per Share

Earnings per share for the three and six months ended June 30, 2014 and 2013 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator - Income (loss):
Net income (loss) from continuing operations	$63,746	$(3,719)	$63,331	$(7,629)
Net income (loss) from discontinued operations	(395)	(1,175)	(481)	397,912
Net income (loss)	63,351	(4,894)	62,850	390,283
Accrued preferred stock dividends	(1,791)	(1,790)	(3,581)	(3,580)
Numerator for basic income per share - net income (loss) available to common stockholders:	61,560	(6,684)	59,269	386,703
Effect of dilutive securities	-	-	-	-
Diluted earnings:
Net income (loss) available to common stockholders	$61,560	$(6,684)	$59,269	$386,703
Denominator-Weighted average shares:
Weighted average shares outstanding	92,753,999	59,371,950	82,116,300	59,341,323
Less: Unvested restricted shares	-	(766,731)	-	(699,876)
Denominator for basic income per share	92,753,999	58,605,219	82,116,300	58,641,447
Effect of dilutive securities:
LTIP	363,181	-	363,181	-
Options	63,931	-	64,536	-
Stock based compensation plans	1,338,000	-	1,338,000	-
Phantom stock units	566,706	-	566,706	-
Diluted Shares	95,085,817	58,605,219	84,448,723	58,641,447

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of diluted earnings per share. The weighted average price of the Company’s common stock was below the exchange rate of $6.20 and therefore the effect of the excess conversion premium was excluded from the calculation of diluted earnings per share because it is anti-dilutive.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of June 30, 2014 and 2013 is comprised of the following:

	As of June 30,
	2014	2013
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$(2,388)	$-
Net unrealized loss on available-for-sale securities	-	-
Net unrealized gain (loss) on debt securities	(779)	183
Total accumulated other comprehensive income (loss)	$(3,167)	$183

The Company reclassified unrealized gains on CMBS of $107,774 for the period ended June 30, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance on the Condensed Consolidated Statement of Comprehensive Income (Loss).

12. Commitments and Contingencies

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of June 30, 2014, the Company had five outstanding commitments: (1) the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $6,031; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (3) the contribution of $400 to expand a property located in Harrisburg, Pennsylvania by 63,970 square feet, of which the unfunded amounts were estimated to be $400; (4) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (5) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated.

The Company’s corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York, are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten.

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

The Company’s regional management office located at 550 Blair Mill Road, Horsham, Pennsylvania, commenced on May 1, 2014 with an affiliate of KBS. The lease is for approximately 13,000 square feet and expires on April 30, 2018, with rents of approximately $151 per annum for year one rising to $221 per annum in year four. The Company’s previous regional management office at 610 Old York Road, Jenkintown, Pennsylvania, was subject to an operating lease with an affiliate of KBS. The lease was for approximately 19,000 square feet, and expired on April 30, 2014, with rents of approximately $322 per annum.

The Company’s regional management office located at 800 Market Street, St. Louis, Missouri, is subject to an operating lease with St. Louis BOA Plaza, LLC. The lease is for approximately 2,000 square feet and is subject to rents of $32 per annum. The lease had an expiration date of September 30, 2014 and was cancellable with 60 days’ notice. In March 2013, the Company elected the early cancellation option effective in June 2014. In March 2014, the Company entered into a new lease at 130 South Bemiston Ave, Clayton, Missouri. The lease commenced on June 1, 2014 and expires on December 31, 2016, with a renewal option of 12 months. The lease is for approximately 1,100 square feet and is subject to rents of $21 per annum for year one, rising to $22 per annum in year three.

Certain properties acquired as part of the Bank of America Portfolio are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

Ground Leases
July 1 through December 31, 2014	$714
2015	1,390
2016	1,317
2017	1,314
2018	1,314
Thereafter	43,428
Total minimum rent expense	$49,477

The Company incurred rent expense on ground leases of $93 during the three and six months ended June 30, 2014. The Company did not incur any rent expense on ground leases during the three and six months ended June 30, 2013.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

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

In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOF Transfer Tax Assessment. The Company anticipates that its appeal of the NYC DOF Transfer Tax Assessment will be set for trial in late-2014. The Company anticipates that its appeal of the NYS DOT Transfer Tax Assessment will be set for trial in early-2015.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4,339 for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties. There was $4,339 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4,475 accrued as of June 30, 2014 and $68 and $136 of additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2014, respectively.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audit. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000 which has been accrued and recorded in other liabilities as of June 30, 2014. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

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

For the three and six months ended June 30, 2014, the Company recorded $437 and $806 of income tax expense all within continuing operations. For the three and six months ended June 30, 2013, the Company recorded $4,441 and $7,361 of income tax expense including $0 and $2,515 within discontinued operations, respectively. Tax expense for the three and six months ended June 30, 2014 and 2013 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three and six months ended June 30, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2014 and December 31, 2013, the Company did not incur any material interest or penalties.

14. Segment Reporting

As of June 30, 2014, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

The Company’s reportable operating segments are summarized as follows:

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended June 30, 2014
Total revenues	$7,054	$13,574	$20,628
Equity in net loss from unconsolidated joint ventures	-	1,125	1,125
Total operating and interest expense (1)	(6,058)	48,051	41,993
Net income from continuing operations (2)	$996	$62,750	$63,746

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended June 30, 2013
Total revenues	$13,617	$2,687	$16,304
Equity in net loss from unconsolidated joint ventures	-	(2,603)	(2,603)
Total operating and interest expense (1)	(10,463)	(6,957)	(17,420)
Net income (loss) from continuing operations (2)	$3,154	$(6,873)	$(3,719)

	Asset	Investments /	Total
	Management	Corporate	Company
Six Months Ended June 30, 2014
Total revenues	$14,019	$22,193	$36,212
Equity in net loss from unconsolidated joint ventures	-	1,753	1,753
Total operating and interest expense (1)	(12,528)	37,894	25,366
Net income from continuing operations (2)	$1,491	$61,840	$63,331

	Asset	Investments /	Total
	Management	Corporate	Company
Six Months Ended June 30, 2013
Total revenues	$21,932	$3,639	$25,571
Equity in net loss from unconsolidated joint ventures	-	(3,791)	(3,791)
Total operating and interest expense (1)	(17,718)	(11,691)	(29,409)
Net income (loss) from continuing operations (2)	$4,214	$(11,843)	$(7,629)

	Asset	Investments /	Total
	Management	Corporate	Company
Total Assets:
June 30, 2014	$9,898	$1,072,000	$1,081,898
December 31, 2013	$12,950	$478,713	$491,663

(1) Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $6,760 and $919, provision for taxes of $437 and $4,441 and a gain on remeasurement of previously held joint venture of $72,345 and $0 for the three months ended June 30, 2014 and 2013, respectively, are included in the amounts presented above. Depreciation and amortization of $10,145 and $1,256, provision for taxes of $806 and $4,846 and a gain on remeasurement of previously held joint venture of $72,345 and $0 for the six months ended June 30, 2014 and 2013, respectively, are included in the amounts presented above.

(2) Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

June 30, 2014

15. Subsequent Events

In July 2014, the Company closed on the acquisition of three industrial properties, located in Ames, Iowa, Buford, Georgia, and Wilson, North Carolina. The property in Ames, Iowa contains approximately 580,000 square feet and was acquired for a purchase price of approximately $26,250. It is 100% leased to three tenants with lease terms expiring between December 2016 and December 2020. In connection with the acquisition of the property, the Company assumed the existing mortgage note on the property, which was for $17,516, with an annual fixed interest rate of 5.53% and maturing in 2018. The property in Buford, Georgia contains approximately 550,000 square feet, and was acquired for a purchase price of approximately $26,040. It is 100% leased to one tenant through April 2020. In connection with the acquisition of the property, the Company assumed the existing mortgage note on the property, which was for $16,511, with an annual fixed interest rate of 7.46% and maturing in July 2017. The property in Wilson, North Carolina contains approximately 328,000 square feet, and was acquired for a purchase price of approximately $16,700. It is 100% leased to one tenant through May 2026. In connection with the acquisition of the property, the Company assumed the existing mortgage note on the property, which was for $8,915, with an annual fixed interest rate of 5.33% and maturing in October 2016.

Associated with the Company's acquisition of the three industrial properties on July 31, 2014, the Company issued 3.8 million limited partnership units, or OP Units of Operating Partnership, based on the closing price of $6.19 per share of Company common stock on July 9, 2014. The balance of the purchase price, net of certain closing costs to be paid in cash, was paid by the Company's assumption of in-place mortgage loans. Pursuant to the terms of the contribution agreements related to the acquisition of the three industrial properties, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 on July 10, 2014, which became effective on July 30, 2014, for the purpose of registering the possible resale by the applicable stockholders of the shares of common stock issuable upon redemption of the OP Units of the Operating Partnership that were issued at the closing of the acquisition.

Subsequent to June 30, 2014, the Company received reimbursement for servicing advances, including accrued interest, related to two assets in the amount of $7,459.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing industrial and office properties net leased to high quality tenants in major markets throughout the United States. We also operate an asset management business that manages commercial real estate assets for third parties.

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

As of June 30, 2014, we own, either directly or in joint ventures, a portfolio of 105 income-producing net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, our asset management business, which operates under the name Gramercy Asset Management, manages approximately $1.0 billion of commercial properties for third parties.

During the three months ended June 30, 2014, we acquired 74 properties aggregating 4,139,947 square feet for a total purchase price of approximately $491.4 million. During the six months ended June 30, 2014, we acquired 75 properties aggregating 4,255,419 square feet for a total purchase price of approximately $497.7 million.

On June 9, 2014, we acquired the remaining 50% equity interest in our Bank of America Portfolio joint venture from Garrison Investment Group for a gross purchase price that valued the portfolio at approximately $395.2 million. The Bank of America Portfolio is comprised of 67 properties totaling 3,054,602 square feet. We accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations and recognized a gain of $72.3 million on our previously held joint venture prior to the acquisition.

On June 9, 2014, we entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400.0 million unsecured credit facility arrangement, consisting of a $200.0 million Term Loan, and a $200.0 million Unsecured Credit Facility. The aggregate amount of the Term Loan and Unsecured Credit Facilities may be increased to a total of up to $800.0 million, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The $200.0 million Term Loan has an initial term of five years and was used to repay the existing $200.0 million mortgage loan secured by the Bank of America Portfolio at the time of the our acquisition of the remaining 50% equity interest in our joint venture. The $200.0 million Unsecured Credit Facility has an initial term of four years, with an option for a one-year extension, and replaced our previously existing $150.0 million Secured Credit Facility, which was terminated simultaneously. In connection with the Term Loan, we also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge.

In June 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the second quarter of 2014, to be paid on July 15, 2014 to holders of record as of June 30, 2014. Our board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period April 15, 2014, through and including July 14, 2014, payable on July 15, 2014 to holders of record as of the close of business on June 30, 2014. In March 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of the close of business on March 31, 2014. Our board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, which was paid on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

In May 2014, we completed an underwritten public offering of 46,000,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218.1 million, after expenses. We used a portion of the net proceeds of the offering to fund the cash purchase price for the acquisition of the remaining 50% equity interest held by Garrison Investment Group in the Bank of America Portfolio joint venture. The remaining proceeds will be used for general corporate purposes, including acquisitions of target assets consistent with our investment strategies and for working capital purposes.

On March 18, 2014, we issued $115.0 million of 3.75% Exchangeable Senior Notes, due in 2019 in a private offering. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes will mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The Exchangeable Senior Notes have an initial and current exchange rate, subject to future adjustments, of 161.1863 shares of our common stock per $1.0 thousand principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of our common stock. The Exchangeable Senior Notes will be exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, at our Operating Partnership's election. We will use the net proceeds from the offering to reduce amounts outstanding under our Secured Credit Facility and for general corporate purposes, including acquisitions of target assets consistent with our investment strategies, and for working capital purposes.

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

Unless the context requires otherwise, all references to “Gramercy,” “Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

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

Property Investment

Property acquisitions during the six months ended June 30, 2014 are summarized in the table below:

Property Type	Number of Properties	Number of Buildings	Square Feet	Purchase Price	Weighted-average Remaining Lease Term (1)
Industrial (2)	5	5	896,201	$55,464	9.83
Office/Banking Center (3)	70	71	3,359,218	442,250	9.47
Specialty Asset	-	-	-	-	-
Total	75	76	4,255,419	$497,714	9.55

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of June 30, 2014. The weighted-average calculation is based upon square footage.
(2)	We assumed a mortgage on one of our property acquisitions in 2014. The unpaid principal value of the mortgage assumed at acquisition was $2,664.
(3)	Includes the 67 properties that comprise the Bank of America Portfolio, which we acquired through acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, we accounted for our prior 50% equity interest in the Bank of America Portfolio as a joint venture.

Asset and Property Management

Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third parties, approximately $1.0 billion of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

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

Prior to December 1, 2013, we provided KBS asset management services for a base management fee of $9.0 million per year, reimbursement of all property related expenses, and an incentive fee.

We also provide asset and property management services for one other client.

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Revenues

	2014	2013	Change
Rental revenue	$10,276	$1,804	$8,472
Management fees	7,054	13,617	(6,563)
Operating expense reimbursements	2,697	196	2,501
Investment income	525	617	(92)
Other income	76	70	6
Total revenue	$20,628	$16,304	$4,324
Equity in net income (loss) of joint ventures	$1,125	$(2,603)	$3,728

Rental revenue was $10,276 and $1,804 for the three months ended June 30, 2014 and 2013, respectively. The increase of $8,472 is due to the acquisition of 101 properties subsequent to March 31, 2013, including the 67 properties acquired as part of the Bank of America Portfolio on June 9, 2014.

Management fees for the three months ended June 30, 2014 are $7,054 as compared to $13,617 for the three months ended June 30, 2013. Management fees are comprised primarily of asset management, property management, incentive and administration fees. The decrease in management fees is primarily attributable to the recognition of $5,372 in incentive fees attributable to the KBS contract in the second quarter of 2013.

Operating expense reimbursements were $2,697 for the three months ended June 30, 2014 and are for tenant reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $196 for the three months ended June 30, 2013. The increase of $2,501 is primarily attributable to the acquisition of 101 properties subsequent to March 31, 2013.

Investment income for the three months ended June 30, 2014 and 2013 was $525 and $617, respectively. The decrease of $92 is primarily attributable to the changes in expected cash flows on our Retained CDO Bonds, which reduced the amount of investment income that was accreted.

Other income of $76 for the three months ended June 30, 2014 is primarily comprised of $68 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances. Other income of $70 for the three months ended June 30, 2013 is primarily comprised of $58 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances.

The equity in net income (loss) of joint ventures was income of $1,125 for the three months ended June 30, 2014 and represents our proportionate share of the loss generated by two joint venture interests, including our 50% interest through June 9, 2014 in our joint venture containing the Bank of America Portfolio, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest. The equity in net income (loss) of joint ventures was a loss of ($2,603) for the three months ended June 30, 2013 and represents our proportionate share of the income generated by our joint ventures. Our proportionate share of the income (loss) generated by our joint venture interests includes $1,661 and $2,266 of real estate-related depreciation and amortization, which when added back, results in a net contribution to Funds from Operations, or FFO, of $2,786 and $337 for the three months ended June 30, 2014 and 2013. The Bank of America Portfolio joint venture’s net loss for the three months ended June 30, 2013 includes our pro-rata share of the net loss of $3,642, including a loss on the sale of $2,267 from the defeased mortgage acquired as part of the Company’s acquisition of the joint venture in 2012.

Expenses

	2014	2013	Change
Property management expenses	$4,981	$5,016	$(35)
Property operating expenses	2,858	307	2,551
Depreciation and amortization	6,760	919	5,841
Interest expense	3,791	85	3,706
Management, general and administrative	4,497	4,272	225
Acquisition expenses	1,688	698	990
Other-than-temporary impairment	-	1,682	(1,682)
Gain on remeasurement of previously held joint venture	(72,345)	-	(72,345)
Loss on extinguishment of debt	1,925	-	1,925
Realized loss on derivative instruments	3,415	-	3,415
Provision for taxes	437	4,441	(4,004)
Total expenses	$(41,993)	$17,420	$(59,413)

Property management expenses decreased by $35 to $4,981 for the three months ended June 30, 2014 from $5,016 for the three months ended June 30, 2013. The decrease is primarily related to restructuring of our management fee contracts during 2013.

Property operating expenses increased by $2,551 from $307 recorded for the three months ended June 30, 2013 to $2,858 recorded for the three months ended June 30, 2014. The increase is attributable to the acquisition of 101 properties acquired subsequent to March 31, 2013.

We recorded depreciation and amortization expenses of $6,760 for the three months ended June 30, 2014, compared to $919 for the three months ended June 30, 2013. The increase of $5,841 is primarily due to the acquisition of 34 individual properties and the 67 properties acquired as part of the Bank of America Portfolio subsequent to March 31, 2013.

We recorded interest expenses of $3,791 for the three months ended June 30, 2014, compared to $85 for the three months ended June 30, 2013. The increase of $3,706 is primarily due to borrowings on the Term Loan, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to June 30, 2013, and during the three months ended June 30, 2014.

Management, general and administrative expenses were $4,497 for the three months ended June 30, 2014, compared to $4,272 for the same period in 2013. The increase of $225 is primarily related to increased professional fees, including increased audit costs.

Real estate acquisition costs were $1,688 for the three months ended June 30, 2014, compared to $698 for the three months ended June 30, 2013. The increase of $990 is primarily related to our acquisition of 74 properties during the three months ended June 30, 2014 compared to our acquisition of 11 properties during the three months ended June 30, 2013, all of which were accounted for as business combinations.

During the three months ended June 30, 2014 and 2013, we recorded other-than-temporary impairment charges of $0 and $1,682 due to adverse changes in expected cash flows related to the Retained CDO Bonds in 2013.

During the three months ended June 30, 2014 and 2013, we recorded gain on remeasurement of previously held joint venture of $72,345 and $0 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

During the three months ended June 30, 2014 and 2013, we recorded loss on extinguishment of debt of $1,925 and $0 related to termination of our Secured Credit Facility in 2014.

During the three months ended June 30, 2014 and 2013, we had a realized loss on derivative instruments of $3,415 and $0 related to the change in the fair value of the embedded exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value.

The provision for taxes was $437 for the three months ended June 30, 2014, versus $4,441 for the three months ended June 30, 2013. The decrease of $4,004 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction of incentive fees recognized.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Revenues

	2014	2013	Change
Rental revenue	$17,770	$2,460	$15,310
Management fees	14,019	21,932	(7,913)
Operating expense reimbursements	3,378	304	3,074
Investment income	901	769	132
Other income	144	106	38
Total revenue	$36,212	$25,571	$10,641
Equity in net income (loss) of joint ventures	$1,753	$(3,791)	$5,544

Rental revenue was $17,770 and $2,460 for the six months ended June 30, 2014 and 2013, respectively. The increase of $15,310 is due to the acquisition of 104 properties subsequent to December 31, 2012, including the 67 properties acquired as part of the Bank of America Portfolio on June 9, 2014.

Management fees for the six months ended June 30, 2014 are $14,019 as compared to $21,932 for the six months ended June 30, 2013. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio. The decrease in management fees is primarily attributable to the recognition of $5,372 in incentive fees attributable to the KBS contract in the second quarter of 2013.

Operating expense reimbursements were $3,378 for the six months ended June 30, 2014 and are for reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $304 for the six months ended June 30, 2013. The increase of $3,074 is primarily attributable to the 104 properties acquired subsequent to December 31, 2012.

Investment income for the six months ended June 30, 2014 and 2013 was $901 and $769, respectively. The increase of $132 is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which increased the amount of investment income that was accreted.

Other income of $144 for the six months ended June 30, 2014 is primarily comprised of $134 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances. Other income of $106 for the six months ended June 30, 2013 is primarily comprised of $78 of interest earned on outstanding servicing advances and the remaining amount is primarily interest earned on cash balances.

The equity in net income (loss) of joint ventures was income of $1,753 for the six months ended June 30, 2014 and represents our proportionate share of the loss generated by two joint venture interests, including our 50% interest through June 9, 2014 in our joint venture containing the Bank of America Portfolio, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest. The equity in net income (loss) of joint ventures was a loss of ($3,791) for the six months ended June 30, 2013 and represents our proportionate share of the income generated by our joint ventures. Our proportionate share of the income (loss) generated by our joint venture interests includes $3,952 and $4,647 of real estate-related depreciation and amortization, which when added back, results in a net contribution to Funds from Operations, or FFO, of $5,705 and $856 for the six months ended June 30, 2014 and 2013. Equity in net income (loss) of joint ventures for the six months ended June 30, 2013 includes our pro-rata share of net loss of $5,690 from the Bank of America Portfolio joint venture, including a loss of $2,267 on the sale of the defeased mortgage acquired as part of our acquisition of the joint venture in 2012. The pool of government securities which served as collateral for the mortgage loan, generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense.

Expenses

	2014	2013	Change
Property management expenses	$10,225	$11,173	$(948)
Property operating expenses	3,680	424	3,256
Depreciation and amortization	10,145	1,256	8,889
Interest expense	6,136	85	6,051
Management, general and administrative	8,839	8,694	145
Acquisition expenses	1,923	1,249	674
Other-than-temporary impairment	-	1,682	(1,682)
Gain on remeasurement of previously held joint venture	(72,345)	-	(72,345)
Loss on extinguishment of debt	1,925	-	1,925
Realized loss on derivative instruments	3,300	-	3,300
Provision for taxes	806	4,846	(4,040)
Total expenses	$(25,366)	$29,409	$(54,775)

Property management expenses decreased by $948 to $10,225 for the six months ended June 30, 2014 from $11,173 for the six months ended June 30, 2013. The decrease is primarily related to restructuring of our management fee contracts during 2013.

Property operating expenses increased by $3,256 from $424 recorded for the six months ended June 30, 2013 to $3,680 recorded for the six months ended June 30, 2014. The increase is attributable to the acquisition of 104 properties acquired subsequent to December 31, 2012.

We recorded depreciation and amortization expenses of $10,145 for the six months ended June 30, 2014, compared to $1,256 for the six months ended June 30, 2013. The increase of $8,889 is primarily due to the acquisition of 37 individual properties and the 67 properties acquired as part of the Bank of America portfolio subsequent to December 31, 2012.

We recorded interest expenses of $6,136 for the six months ended June 30, 2014, compared to $85 for the six months ended June 30, 2013. The increase of $6,051 is primarily due to borrowings on the Term Loan, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to June 30, 2013, and during the three months ended June 30, 2014.

Management, general and administrative expenses were $8,839 for the six months ended June 30, 2014, compared to $8,694 for the same period in 2013. The increase of $145 is primarily related to increased professional fees, including increased audit costs.

Real estate acquisition costs were $1,923 for the six months ended June 30, 2014, compared to $1,249 for the six months ended June 30, 2013. The increase of $674 is primarily related to our acquisition of 75 properties during the six months ended June 30, 2014 compared to our acquisition of 14 properties during the six months ended June 30, 2013, all of which were accounted for as business combinations.

During the six months ended June 30, 2014 and 2013, we recorded other-than-temporary impairment charges of $0 and $1,682 due to adverse changes in expected cash flows related to the retained CDO bonds in 2013.

During the six months ended June 30, 2014 and 2013, we recorded gain on remeasurement of previously held joint venture of $72,345 and $0 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

During the six months ended June 30, 2014 and 2013, we recorded loss on extinguishment of debt of $1,925 and $0 related to termination of our Secured Credit Facility in 2014.

During the six months ended June 30, 2014 and 2013, we recorded a loss on derivative instruments of $3,300 and $0. The loss in 2014 was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by the $115 gain realized on the expiration of the CVR agreements.

The provision for taxes was $806 for the six months ended June 30, 2014, versus $4,846 for the six months ended June 30, 2013. The decrease of $4,040 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction of incentive fees recognized.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our common equity and debt offerings; (iii) borrowings under our term loan and revolving credit facility; (iv) new financings; (v) proceeds from our Exchange Senior Notes offering; and, (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements.

Our ability to borrow under our Unsecured Credit Facility and Term Loan is subject to our ongoing compliance with a number of customary financial covenants including our maximum secured and unsecured leverage ratios, minimum fixed charge coverage ratios, consolidated adjusted net worth values, unencumbered asset values, occupancy rates, and portfolio lease terms.

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

Cash Flows

Net cash provided by operating activities increased $196 to $16,153 for the six months ended June 30, 2014 compared to $15,957 for the same period in 2013. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the six months ended June 30, 2014 was $200,064 compared to net cash used by investing activities of $57,718 during the same period in 2013. The increase in cash flow used by investing activities in 2014 is primarily attributable to the acquisition of 75 properties, net of any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2014 was $239,314 as compared to net cash used by financing activities of $14,648 during the same period in 2013. The change is primarily attributable to the net proceeds from our equity raise, the net proceeds from our issuance of Exchangeable Senior Notes, and the funds provided from our Term Loan, net of our payment of dividends and our repayment of the outstanding balance on our Secured Credit Facility.

Capitalization

As of June 30, 2014, our authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 25,000,000 shares of excess stock, $0.001 par value per share. As of June 30, 2014, 117,619,046 shares of common stock, 3,525,822 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

Market Capitalization

At June 30, 2014, our consolidated market capitalization is $1,230,473 based on a common stock price of $6.05 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2014. Market capitalization includes consolidated debt and common and preferred stock.

Contractual Obligations

We are obligated under certain tenant leases to construct the underlying leased property or fund tenant expansions. As of June 30, 2014, we had five outstanding commitments: (1) the construction of an approximately 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, of which the unfunded amounts were estimated to be $6,031; (2) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (3) the contribution of $400 to expand a property located in Harrisburg, Pennsylvania by 63,970 square feet, of which the unfunded amounts were estimated to be $400; (4) the expansion of a property located in Olive Branch, Mississippi whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (5) the expansion of a property located in Logan Township, New Jersey whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options, and therefore no amounts are due and no unfunded amounts have been estimated.

Combined aggregate principal maturities of our mortgage notes, Unsecured Term Loan, Mortgage Notes Payable, and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2014 are as follows:

	Unsecured Term	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
July 1 through December 31, 2014	$-	$6,346	$-	$6,724	$13,070
2015	-	2,816	-	13,446	16,262
2016	-	2,951	-	13,316	16,267
2017	-	3,103	-	13,145	16,248
2018	-	16,048	-	12,770	28,818
Thereafter	200,000	90,620	115,000	22,545	428,165
Above / Below Market Interest	-	-	-	(6,151)	(6,151)
Total	$200,000	$121,884	$115,000	$75,795	$512,679

We have certain properties acquired as part of the Bank of America Portfolio on June 9, 2014, that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by us under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

Ground Leases
July 1 through December 31, 2014	$714
2015	1,390
2016	1,317
2017	1,314
2018	1,314
Thereafter	43,428
Total minimum rent expense	$49,477

We incurred rent expense on ground leases of $93 during the three and six months ended June 30, 2014. We did not incur any rent expense on ground leases during the three and six months ended June 30, 2013.

Unsecured Debt

On June 9, 2014, we entered into a Revolving Credit and Term Loan Agreement for a $400,000 unsecured credit facility, consisting of the $200,000 Term Loan and the $200,000 Unsecured Credit Facility. The aggregate amount of Term Loan and Unsecured Credit Facility may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The $200,000 Term Loan has an initial term of five years. The $200,000 Unsecured Credit Facility has an initial term of four years, with an option for a one-year extension, and replaces our previously existing $150,000 Secured Credit Facility, which was terminated simultaneously.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, will be incurred at a floating rate based upon, at our option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on our total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on our total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has an initial borrowing rate of three-month LIBOR plus 1.60%. In connection with the Term Loan, we also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate commencing in September 2014 is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

The facilities include a series of financial and other covenants that we must comply with in order to borrow under the facilities. We are in compliance with the covenants under the facilities at June 30, 2014. As of June 30, 2014, there were borrowings of $200,000 outstanding under the Term Loan and no borrowings outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Exchangeable Senior Notes have an initial and current exchange rate of 161.1863 shares of our common stock per $1,000 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of our common stock.

Leasing Agreements

Our properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2014 are as follows:

Operating Leases
July 1 through December 31, 2014	$32,194
2015	64,851
2016	65,565
2017	65,894
2018	66,597
Thereafter	478,476
Total minimum lease rental income	$773,577

Contingencies

In connection with our property acquisitions, we have determined that there is a risk we will have to pay future amounts to tenants related to open operating expense reimbursement audit. We have estimated a range of loss and determined that our best estimate of loss is $7,000 which has been accrued and recorded in other liabilities as of June 30, 2014. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and we estimate this range to be $7,000 to $12,000.

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including a joint venture. These investments all have varying ownership structures. Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of the joint venture. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying Condensed Consolidated Financial Statements.

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

For the period from the third quarter of 2008 through the fourth quarter of 2013, our board of directors elected not to pay a dividend to common stockholders. Our board of directors also elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share for the period from the fourth quarter of 2008 through the third quarter of 2013. In December 2013, our board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. Additionally, the quarterly dividend for the first quarter of 2014 was paid on April 15, 2014. As of June 30, 2014 and December 31, 2013, we accrued Series A Preferred Stock dividends of $1,512 and $37,600, respectively. In March 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of June 30, 2014 and in June 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the second quarter of 2014, to be paid on July 15, 2014 to holders of record as of June 30, 2014. As of June 30, 2014 and December 31, 2013, we accrued Common Stock dividends of $4,087 and $0, respectively.

Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, is one of our directors.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. We paid $92 and $184 under the lease for the three and six months ended June 30, 2014, respectively.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, we gave notice that that we were cancelling the lease for our corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013. We paid $96 and $191 under the lease for the three and six months ended June 30, 2013, respectively.

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

FFO for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders	$61,560	$(6,684)	$59,269	$386,703
Add:
Depreciation and amortization	6,760	919	10,145	1,721
FFO adjustments for joint ventures	1,661	2,266	3,952	4,647
Net (income) loss for discontinued operations	395	1,175	481	(397,912)
Less:
Non real estate depreciation and amortization	(220)	(46)	(376)	(551)
Gain on remeasurement of previously held joint venture	(72,345)	-	(72,345)	-
FFO adjustments for discontinued operations	-	-	-	(15)
Funds from operations	$(2,189)	$(2,370)	$1,126	$(5,407)
Funds from operations per share - basic	$(0.02)	$(0.04)	$0.01	$(0.09)
Funds from operations per share - diluted	$(0.02)	$(0.04)	$0.01	$(0.09)

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	early termination of the Management Agreement;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets;

•	the high tenant concentration of a single tenant, Bank of America, N.A. in our Bank of America Portfolio;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

•	our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes and qualify for our exemption under the Investment Company Act, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	uninsured or underinsured losses relating to our properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in certain circumstances. We have elected early adoption, and its adoption is not expected to have a material effect on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, thus we will appropriately adopt and apply the guidance retrospectively for its fiscal year ended December 31, 2017 and the interim periods within that year.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. It applies to entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period, which is the case when employees may retire or otherwise terminate employment prior to the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. Pursuant to the guidance, entities should apply existing guidance in ASC 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We have not elected early adoption, and its adoption is not expected to have a material effect on our Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Unsecured Credit Facility had no balance during the six months ended June 30, 2014 and no outstanding balance at June 30, 2014. The Term Loan and mortgage note payable have an outstanding balance of $215,931 at June 30, 2014, however these debt obligations are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to our borrowings.

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

In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOF Transfer Tax Assessment. We anticipate that our appeal of the NYC DOF Transfer Tax Assessment will be set for trial in late-2014. We anticipate that our appeal of the NYS DOT Transfer Tax Assessment will be set for trial in early-2015.

We believe that we have strong defenses against the Transfer Tax Assessments and intend to continue to vigorously assert same. We evaluate contingencies based on information currently available, including the advice of counsel. We establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. We will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4.3 million for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties as of that date. There was $4.3 million accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4.5 million accrued as of June 30, 2014, including additional interest. There was $67 thousand and $136 thousand of additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2014, respectively.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.
3.7	Articles Supplementary Reclassifying 50,000,000 shares of Excess Stock, par value $0.001 per share, into shares of common stock, par value $0.001 per share, dated May 6, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
3.8	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of common stock from 150,000,000 shares to 200,000,000 shares, dated June 26, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
10.1	Membership Interest Purchase and Sale Agreement, dated as of May 12, 2014, by and among FYF Net Lease LLC, GPT BOA Portfolio Member LLC and GPT BOA Defeasance Pool Owner LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2014.
10.2	Revolving Credit and Term Loan Agreement, dated as of June 9, 2014, by and among GPT Property Trust LP, as borrower, the lenders party thereto from time to time, J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint arrangers, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2014.
10.3	Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: August 8, 2014	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

