Form 10-Q
period 2014-09-30
Gramercy Property Trust Inc.
filed 2014-11-06
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 124,206,236 as of November 1, 2014.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	September 30,	December 31,
	2014	2013
Assets:
Real estate investments, at cost:
Land	$204,048	$73,131
Building and improvements	745,319	264,581
Less: accumulated depreciation	(19,354)	(4,247)
Total real estate investments, net	930,013	333,465
Cash and cash equivalents	24,135	43,333
Restricted cash	2,419	179
Investment in joint ventures	-	39,385
Servicing advances receivable	1,475	8,758
Retained CDO bonds	6,773	6,762
Tenant and other receivables, net	12,978	5,976
Acquired lease assets, net of accumulated amortization of $9,322 and $1,596	156,788	40,960
Deferred costs, net of accumulated amortization of $1,300 and $634	10,846	5,815
Other assets	17,808	7,030
Total assets	$1,163,235	$491,663

Liabilities and Equity:
Liabilities:
Secured revolving credit facility	$-	$45,000
Unsecured revolving credit facility	35,000	-
Exchangeable senior notes, net	107,459	-
Senior unsecured term loan	200,000	-
Mortgage notes payable	163,005	122,180
Total long term debt	505,464	167,180
Accounts payable and accrued expenses	16,640	11,517
Dividends payable	5,180	37,600
Accrued interest payable	1,204	81
Deferred revenue	8,530	1,581
Below-market lease liabilities, net of accumulated amortization of $2,636 and $300	54,991	6,077
Derivative instruments, at fair value	1,358	302
Other liabilities	8,274	852
Total liabilities	601,641	225,190
Commitments and contingencies	-	-
Noncontrolling interest in operating partnership	14,621	-

Equity:
Common stock, par value $0.001, 200,000,000 and 100,000,000 shares authorized, and 119,732,100 and 71,313,043 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	120	71
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 3,525,822 shares authorized, issued and outstanding at December 31, 2013.	-	85,235
Series B cumulative redeemable preferred stock, par value $0.001, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at September 30, 2014.	84,394	-
Additional paid-in-capital	1,391,888	1,149,896
Accumulated other comprehensive loss	(3,043)	(1,405)
Accumulated deficit	(926,386)	(967,324)
Total equity	546,973	266,473
Total liabilities and equity	$1,163,235	$491,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$19,921	$4,024	$37,691	$6,484
Management fees	4,848	8,343	18,867	30,275
Operating expense reimbursements	8,960	460	12,338	764
Investment income	492	464	1,393	1,233
Other income	80	130	224	236
Total revenues	34,301	13,421	70,513	38,992
Expenses
Property operating expenses:
Property management expenses	3,293	4,842	13,425	16,015
Property operating expenses	9,238	479	13,011	903
Total property operating expenses	12,531	5,321	26,436	16,918
Other-than-temporary impairment	1,650	-	1,650	1,682
Portion of impairment recognized in other comprehensive loss	(907)	-	(907)	-
Net impairment recognized in earnings	743	-	743	1,682
Depreciation and amortization	12,306	1,886	22,451	3,142
Interest expense	4,934	538	11,070	623
Realized loss on derivative instruments	-	-	3,300	-
Management, general and administrative	4,819	4,672	13,658	13,366
Acquisition expenses	1,323	238	3,246	1,487
Total expenses	36,656	12,655	80,904	37,218
Income (loss) from continuing operations before equity in income (loss) from joint ventures, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, and provision for taxes	(2,355)	766	(10,391)	1,774
Equity in net income (loss) of joint ventures	103	983	1,856	(2,808)
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, and discontinued operations	(2,252)	1,749	(8,535)	(1,034)
Gain on remeasurement of previously held joint venture	-	-	72,345	-
Loss on extinguishment of debt	-	-	(1,925)	-
Provision for taxes	(165)	(744)	(971)	(5,590)
Income (loss) from continuing operations	(2,417)	1,005	60,914	(6,624)
Income (loss) from discontinued operations	(41)	(514)	(522)	9,456
Gain on sale of joint venture interest to a director related entity	-	-	-	1,317
Gains from disposals	-	-	-	389,140
Provision for taxes	-	-	-	(2,515)
Income (loss) from discontinued operations	(41)	(514)	(522)	397,398
Net income (loss)	(2,458)	491	60,392	390,774
Net loss attributable to noncontrolling interest	104	-	104	-
Net income (loss) attributable to Gramercy Property Trust Inc.	(2,354)	491	60,496	390,774
Preferred stock redemption costs	(2,912)		(2,912)
Preferred stock dividends	(2,192)	(1,790)	(5,773)	(5,370)
Net income (loss) available to common stockholders	$(7,458)	$(1,299)	$51,811	$385,404
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.06)	$(0.01)	$0.56	$(0.21)
Net income (loss) from discontinued operations	-	(0.01)	(0.01)	6.77
Net income (loss) available to common stockholders	$(0.06)	$(0.02)	$0.55	$6.56
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.06)	$(0.01)	$0.54	$(0.21)
Net income (loss) from discontinued operations	-	(0.01)	(0.01)	6.77
Net income (loss) available to common stockholders	$(0.06)	$(0.02)	$0.53	$6.56
Basic weighted average common shares outstanding	117,926,151	58,902,708	94,558,781	58,729,491
Diluted weighted average common shares and common share equivalents outstanding	117,926,151	58,902,708	96,913,370	58,729,491

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,458)	$491	$60,392	$390,774
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	(907)	(65)	(466)	118
Unrealized gain (loss) on derivative instruments	1,031	-	(1,172)	-
Reclassification of unrealized holding losses on debt securities and derivative instruments into discontinued operations	-	-	-	95,265
Other comprehensive income (loss)	124	(65)	(1,638)	95,383
Comprehensive income (loss)	(2,334)	426	58,754	486,157
Net loss attributable to noncontrolling interest	104	-	104	-
Other comprehensive income attributable to noncontrolling interest	(2)	-	(2)	-
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$(2,232)	$426	$58,856	$486,157

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, dollar amounts in thousands)

						Accumulated	Retained	Total
			Series A	Series B	Additional	Other	Earnings /	Gramercy
	Common Stock		Preferred	Preferred	Paid-In-	Comprehensive	(Accumulated	Property
	Shares	Par Value	Stock	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.
Balance at December 31, 2013	71,313,043	$71	$85,235	$-	$1,149,896	$(1,405)	$(967,324)	$266,473
Net income	-	-	-	-	-	-	60,496	60,496
Change in net unrealized loss on derivative instruments	-	-	-	-	-	(1,172)	-	(1,172)
Reclassification of fair value of embedded exchange option on 3.75% exchangeable senior notes	-	-	-	-	11,726	-	-	11,726
Change in net unrealized gain on debt securities	-	-	-	-	-	(466)	-	(466)
Offering costs	-	-	-	(3,106)	(11,713)	-	-	(14,819)
Stock redemption costs	-	-	(3)	-	-	-	-	(3)
Redemption of Series A cumulative redeemable preferred stock	-	-	(85,232)	-	-	-	(2,912)	(88,144)
Issuance of stock	47,103,139	47	-	87,500	232,216	-	-	319,763
Issuance of stock - stock purchase plan	6,096	1	-	-	-	-	-	1
Stock based compensation-fair value	-	-	-	-	1,907	-	-	1,907
Conversion of OP Units to common stock	1,309,822	1	-	-	7,856	-	-	7,857
Dividends on preferred stock - Series A	-	-	-	-	-	-	(4,993)	(4,993)
Dividends on preferred stock - Series B	-	-	-	-	-	-	(780)	(780)
Dividends on common stock	-	-	-	-	-	-	(10,873)	(10,873)
Balance at September 30, 2014	119,732,100	$120	$-	$84,394	$1,391,888	$(3,043)	$(926,386)	$546,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$60,392	$390,774
Adjustments to net cash provided by operating activities:
Depreciation and amortization	22,451	3,565
Amortization of acquired leases to rental revenue and expense	(1,363)	(125)
Amortization of deferred costs	1,426	149
Amortization of discounts and other fees	(539)	(10,110)
Amortization of lease inducement costs	132	-
Straight-line rent adjustment	(2,708)	(1,463)
Non-cash impairment charges	743	9,323
Net realized gain on sale of joint venture to director related entity	-	(1,317)
Realized loss on derivative instruments	3,300	-
Distributions received from joint ventures	3,269	6,493
Net realized gain on disposal of Gramercy Finance	-	(389,140)
Equity in net (income) loss of joint ventures	(1,856)	3,612
Gain from remeasurement of previously held joint ventures	(72,345)	-
Loss on extinguishment of debt	1,925	-
Stock-based compensation	1,907	1,572
Changes in operating assets and liabilities:
Restricted cash	(69)	(1,033)
Payment of capitalized tenant leasing costs	(77)	-
Tenant and other receivables	5,323	(7,254)
Accrued interest	(145)	5,759
Other assets	(3,588)	10,983
Accounts payable, accrued expenses and other liabilities	4,113	(6,451)
Deferred revenue	1,929	1,286
Net cash provided by operating activities	24,220	16,623
Investing Activities:
Capital expenditures	(15,446)	(4,011)
Distributions received from joint ventures property sales	3,841	18,391
Proceeds from disposal of Gramercy Finance	-	6,291
Proceeds from sale of joint venture to director related entity	-	8,275
Principal collections on investments	-	34,990
Investment in joint ventures	-	(1,750)
Acquisition of real estate, net of cash acquired of $4,108	(299,195)	(143,203)
Restricted cash for tenant improvements	(114)	-
Proceeds from repayments of servicing advances receivable	7,428	4,758
Net cash used for investing activities	(303,486)	(76,259)
Financing Activities:
Repayment of collateralized debt obligations	-	(85,912)
Proceeds from sale of common stock	232,263	-
Proceeds from unsecured term loan	200,000	-
Proceeds from unsecured credit facility	35,000	-
Proceeds from secured credit facility	23,000	-
Repayment of secured credit facility	(68,000)	-
Proceeds from issuance of exchangeable senior notes	115,000	-
Proceeds from mortgage notes payables	-	14,500
Offering costs	(11,591)	-
Payment of deferred financing costs	(8,339)	(2,621)
Repayment of mortgage notes payable	(204,451)	(298)
Proceeds from issuance of Series B shares	87,500	-
Issuance costs for Series B shares	(2,762)	-
Redemption of Series A shares	(89,279)	-
Preferred stock dividends paid	(41,459)	-
Common stock dividends paid	(6,571)	-
Proceeds from sale of repurchased bonds	-	34,364
Change in restricted cash from financing activities	(243)	22,948
Net cash provided by (used for) financing activities	260,068	(17,019)
Net increase (decrease) in cash and cash equivalents	(19,198)	(76,655)
Cash and cash equivalents at beginning of period	43,333	105,402
Cash and cash equivalents at end of period	$24,135	$28,747
Non-cash activity:
Land acquired for consideration of a note payable	$-	$4,839
Consolidation of real estate investments - joint venture interest	$106,294	$-
Real estate acquired for units of noncontrolling interests in the operating partnership	$22,670	$-
Debt assumed in acquisition of real estate	$45,607	$31,312
Supplemental cash flow disclosures:
Interest paid	$8,058	$16,918
Income taxes paid	$1,562	$8,625

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

During the three months ended September 30, 2014, the Company issued 3,778,405 limited partnership units, or OP Units, of GPT Property Trust LP, the Company’s operating partnership, or the Operating Partnership, in connection with property acquisitions made during the period. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of the Company's common stock, par value $0.001 per share, except that the Company may, at its election, acquire each OP Unit for one share of the Company’s common stock. These OP Units are considered noncontrolling interests in the Operating Partnership. For the three months ended September 30, 2014, noncontrolling investors held a 1.38% limited partnership interest in the Operating Partnership, on a weighted-average share basis. See Note 12 for more information on the Company’s noncontrolling interests.

In September 2014, the Company redeemed all of the outstanding shares of its 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The 8.125% Series A Preferred Stock was replaced by 3,500,000 shares of 7.125% Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering in August 2014. As a result of the redemption, the Company recorded a $2,912 charge to the Condensed Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date.

As of September 30, 2014, the Company owns, either directly or in joint venture, a portfolio of 119 net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $900 million of commercial real estate assets for third parties.

During the three months ended September 30, 2014, the Company acquired 12 properties aggregating 2,286,606 square feet for a total purchase price of approximately $174,160. During the nine months ended September 30, 2014, the Company acquired 87 properties aggregating 6,542,025 square feet for a total purchase price of approximately $671,874.

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

The Company conducts substantially all of its operations through its Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Operating Partnership conducts its commercial real estate investment business through various wholly-owned entities and its realty management business primarily through a wholly-owned TRS. Unless the context requires otherwise, all references to “Gramercy,” “Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

2. Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2014 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held-for-sale and discontinued operations as of September 30, 2014.

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

September 30, 2014

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

The Company did not record any impairment charges during the three and nine months ended September 30, 2014 and 2013.

Investments in Joint Ventures

The Company accounts for its investment in joint ventures under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In a joint venture, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investment. The investment is recorded initially at cost as an investment in joint venture, and subsequently is adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investment on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture debt is recourse to the Company. As of September 30, 2014 and December 31, 2013, the Company had equity investments of $0 and $39,385 in unconsolidated joint ventures, respectively. On June 9, 2014, the Company acquired the remaining 50% equity interest in its Bank of America Portfolio joint venture of a portfolio of 67 properties comprising 3,054,602 square feet from Garrison Investment Group, of the Bank of America Portfolio. Thus, as of June 9, 2014, the Company has consolidated the Bank of America Portfolio. The Company receives distributions from its other joint venture in excess of the Company’s accumulated prorata share of its equity interest in net income, and therefore the carrying value of the equity investment has been reduced to zero. The Company records the excess of distributions over the prorata share of net income as an increase to equity in net income (loss) of joint ventures on the Condensed Consolidated Statement of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company has restricted cash of $2,419 and $179 at September 30, 2014 and December 31, 2013, respectively, which includes cash held in escrow in connection with property acquisitions and reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations, as well as deposits required by landlords and utility providers.

Variable Interest Entities

The Company had no consolidated VIEs as of September 30, 2014 or December 31, 2013. The following is a summary of the Company’s involvement with unconsolidated VIEs as of September 30, 2014:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$6,773	$-	$1,760,287	$1,613,364

The following is a summary of the Company’s involvement with unconsolidated VIEs as of December 31, 2013:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$6,762	$-	$2,156,218	$1,948,901

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Assets Held-For-Sale

As of September 30, 2014 and December 31, 2013, the Company had no assets classified as held-for-sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held-for-sale, depreciation expense is no longer recorded and current and prior periods are reclassified as discontinued operations.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2014 and December 31, 2013 were $683 and $449, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments, incurred while the Company was the collateral manager of the CDOs. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three and nine months ended September 30, 2014, the Company received $7,418 and $7,428 of reimbursements, respectively. For the three and nine months ended September 30, 2013, the Company received $4,746 and $4,758 of reimbursements, respectively. As of September 30, 2014 and December 31, 2013, the servicing advances receivable is $1,475 and $8,758, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of September 30, 2014, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

For the three and nine months ended September 30, 2014, the Company recognized an OTTI of $743 on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company recognized an OTTI of $0 and $1,682, respectively. The Company’s Retained CDO Bonds have been in unrealized loss position for more than twelve months. A summary of the Company’s Retained CDO Bonds as of September 30, 2014 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$363,138	$9,201	$(1,685)	$(743)	$6,773	4.9
Total	9	$363,138	$9,201	$(1,685)	$(743)	$6,773	4.9

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the nine months ended September 30, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	-
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	743
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	-
Reduction for credit losses:	-
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of September 30, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,745

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

Above-market and below-market lease values for properties acquired are recorded based on the present value, using an discount rate which reflects the risks associated with the leases acquired, of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Above-market and below-market ground rent values for properties acquired are recorded based on the present value, using a discount rate which reflects the risks associated with the ground leases assumed, of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If the Company terminates its lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.

The Company recorded $3,586 and $336 of amortization of intangible assets as part of depreciation and amortization for the three months ended September 30, 2014 and 2013, respectively. The Company recorded $6,753 and $778 of amortization of intangible assets as part of depreciation and amortization, including $0 and $3 within discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.

The Company recorded $1,314 and $49 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three months ended September 30, 2014 and 2013, respectively. The Company recorded $1,384 and $125 of amortization of intangible assets and liabilities as a net increase to rental revenue, including $0 and $34 within discontinued operations for the nine months ended September 30, 2014 and 2013, respectively.

The Company recorded $17 and $0 of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the three months ended September 30, 2014 and 2013, respectively. The Company recorded $21 and $0 of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the nine months ended September 30, 2014 and 2013, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Intangible assets and acquired lease obligations consist of the following:

	September 30, 2014	December 31, 2013
Intangible assets:
In-place leases, net of accumulated amortization of $8,072 and $1,318	$138,931	$32,773
Above-market leases, net of accumulated amortization of $1,213 and $278	13,403	8,187
Below-market ground rent, net of accumulated amortization of $37 and $0	4,454	-
Total intangible assets	$156,788	$40,960
Intangible liabilities:
Below-market leases, net of accumulated amortization of $2,620 and $300	$53,006	$6,077
Above-market ground rent, net of accumulated amortization of $16 and $0	1,985	-
Total intangible liabilities	$54,991	$6,077

The following table provides the weighted-average amortization period as of September 30, 2014 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-
	Average	October 1 to
	Amortization	December 31,
	Period	2014	2015	2016	2017	2018
In-place leases
Total to be included in depreciation and amortization expense	10.1	$3,959	$15,824	$15,814	$14,987	$14,838

Above-market lease assets	10.9	348	1,399	1,385	1,375	1,374
Below-market lease liabilities	9.7	(1,447)	(5,790)	(5,790)	(5,785)	(5,785)

Total to be included in rental revenue		$(1,099)	$(4,391)	$(4,405)	$(4,410)	$(4,411)

Below-market ground rent	38.8	30	119	119	119	119
Above-market ground rent	39.2	(13)	(51)	(51)	(51)	(51)

Total to be included in property operating expense		$17	$68	$68	$68	$68

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Deferred Costs

Deferred costs primarily consist of deferred financing costs that represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

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

Other assets are also comprised of capitalized software costs related to software purchased for internal use. The costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. As of September 30, 2014 and December 31, 2013, the Company had $1,071 and $705 of unamortized computer software costs, respectively. The Company recorded amortization expense of $123 and $364 on capitalized software costs during the three and nine months ended September 30, 2014, respectively. The Company did not record any amortization expense on capitalized software costs during the three and nine months ended September 30, 2013.

The following table provides the weighted-average amortization period as of September 30, 2014 for capitalized software and the projected amortization expense for the next five years.

	Weighted-
	Average	October 1 to
	Amortization	December 31,
	Period	2014	2015	2016	2017	2018
Capitalized software costs (1)	2.2	$124	490	454	$3	$-
Total to be included in depreciation and amortization expense		$124	$490	$454	$3	$-

(1)	The Company may capitalize additional costs incurred related to the purchase of internal use software during 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Valuation of Financial Instruments

At September 30, 2014 and December 31, 2013, the Company measured financial instruments, including Retained CDO Bonds and derivative instruments, on a recurring basis.

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

September 30, 2014

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

For the three and nine months ended September 30, 2014, the Company recognized incentive fees of $0 and $635, respectively. For the three and nine months ended September 30, 2013, the Company recognized incentive fees of $1,059 and $7,046, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period. For the three and nine months ended September 30, 2014 and 2013, basic EPS is determined by dividing net income allocable to common stockholders for the applicable period by the weighted-average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. As of September 30, 2014, and December 31, 2013, the Company had 695,463 and 678,784 weighted-average unvested restricted shares outstanding.

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2014 and 2013.

	2014	2013
Dividend yield	2.50%	5.50%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	1.81%	0.72%
Expected stock price volatility	41.00%	53.00%

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

The embedded exchange option value of the Company’s Exchangeable Senior Notes issued by the Operating Partnership in March 2014, was originally recorded as a derivative at March 31, 2014, however, pursuant to NYSE share-settlement limitations, the exchange option was revalued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did the Company intend for it to qualify, as a hedging instrument.

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

September 30, 2014

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

For the three and nine months ended September 30, 2014, the Company recorded $165 and $971 of income tax expense, respectively, including $0 within discontinued operations. For the three and nine months ended September 30, 2013, the Company recorded $744 and $8,105 of income tax expense, including $0 and $2,515 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2014 and December 31, 2013, the Company did not incur any material interest or penalties.

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

One asset management client, KBS, accounted for 93% and 74% of the Company’s management fee income for the three and nine months ended September 30, 2014, respectively. One asset management client, KBS, accounted for 66% and 73% of the Company’s management fee income for the three and nine months ended September 30, 2013, respectively. One tenant, Bank of America, N.A accounted for 40% and 26% of the Company’s rental revenue for the three and nine months ended September 30, 2014, respectively. One tenant, Kar Auction Services, accounted for 35% and 23% of the Company’s rental revenue for the three and nine months ended September 30, 2013, respectively.

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

September 30, 2014

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures as needed based on the evaluation. It provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures provided by organizations in the financial statement footnotes. The update applies to all companies and not-for-profit organizations and becomes effective in the annual period ending after December 15, 2016, with early application permitted. The Company has elected early adoption for the annual period ended December 31, 2015, and its adoption is not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

3. Dispositions and Assets Held-for-Sale

The Company has no properties classified as held-for-sale as of September 30, 2014 and 2013.

The following operating results for Gramercy Finance and the assets previously sold for the three and nine months ended September 30, 2014 and 2013 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Results:
Revenues	$(25)	$(44)	$(62)	$33,433
Operating expenses	5	(254)	(263)	(3,875)
Marketing, general and administrative	(21)	(216)	(197)	(2,313)
Interest expense	-	-	-	(14,735)
Depreciation and amortization	-	-	-	(15)
Loans held for sale and CMBS OTTI	-	-	-	(7,641)
Expense reimbursements (1)	-	-	-	5,406
Equity in net income from joint venture	-	-	-	(804)
Net income (loss) from operations	(41)	(514)	(522)	9,456
Gain on sale of joint venture interests to a related party	-	-	-	1,317
Net gains from disposals	-	-	-	389,140
Provision for taxes	-	-	-	(2,515)
Net income (loss) from discontinued operations	$(41)	$(514)	$(522)	$397,398

(1)	During the three and nine months ended September 30, 2013, the Company received reimbursements for enforcement costs of $0 and $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

The Company is currently analyzing the fair value of the assets liabilities of the Bank of America Portfolio; and accordingly, the purchase price allocations are preliminary and subject to change. The following table shows the preliminary purchase price allocation:

June 9, 2014
Assets acquired:
Real estate assets	$385,344
Cash	4,108
Accounts receivable	9,531
Intangible assets	50,099
Other assets	8,309
Total assets acquired	457,391
Liabilities assumed:
Accrued expenses	1,908
Deferred Revenue	4,998
Intangible liabilities	43,841
Other liabilities	7,000
Total liabilities assumed	57,747
Total consideration paid	$399,644

Properties

During the nine months ended September 30, 2014, the Company’s property acquisitions are summarized as follows:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2)	12	13	3,093,831	$182,954	7.85
Office/banking center (3)	71	72	3,415,448	451,620	8.93
Specialty asset	4	5	32,746	37,300	7.63
Total	87	90	6,542,025	$671,874	8.47

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of September 30, 2014. The weighted-average calculation is based upon total rentable square footage.
(2)	The Company assumed mortgages on four of its property acquisitions in 2014. The unpaid principal value of the mortgages assumed at acquisition was $45,607. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.
(3)	Includes the 67 properties that comprise the Bank of America Portfolio, which the Company acquired through its acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, the Company accounted for its prior 50% equity interest in the Bank of America Portfolio as a joint venture.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

During the year ended December 31, 2013, the Company’s property acquisitions are summarized as follows:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2), (3)	23	25	3,683,184	$261,416	11.14
Office/banking center	3	3	48,709	7,120	8.45
Specialty asset (3)	3	7	255,738	72,250	13.87
Total	29	35	3,987,631	$340,786	11.28

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2013. The weighted-average calculation is based upon total rentable square footage.
(2)	Industrial properties includes a build-to-suit property located in Hialeah Gardens, Florida, which represents a commitment to construct an approximately 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed. Rent for the facility commenced on June 1, 2014 and it was placed in service during June 2014. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. The construction has been fully funded as of September 30, 2014.
(3)	The Company assumed mortgages on two of its property acquisitions in 2013. The unpaid principal value of the mortgages assumed at acquisition was $48,899. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company is currently analyzing the fair value of the lease and real estate assets of its 87 property investments acquired in 2014; and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets included $612,512 of real estate assets, $104,694 of intangible assets and $47,435 of intangible liabilities.

The Company analyzed the fair value of the leases and real estate assets of 19 of its property investments acquired in 2013; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $176,934 of real estate assets, $29,438 of intangible assets and $7,494 of intangible liabilities. The Company is currently analyzing the fair value of the lease and real estate assets of its remaining ten property investments acquired in 2013; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $134,083 of real estate assets, $27,550 of intangible assets and $2,236 of intangible liabilities.

During the three months ended September 30, 2014, the Company finalized the purchase price allocations for four properties acquired in the three months ended September 30, 2013. The Company had performed a preliminary analysis of the purchase price allocation for these properties at the time of acquisition and had allocated $17,694 to real estate assets. The finalized purchase price allocations are based on third party appraisals and additional information about facts and circumstances that existed at the acquisition date. As a result of the finalized purchase price allocations, the Company reduced real estate assets by $610, increased intangible assets by $3,410, and increased intangible liabilities by $2,800. These adjustments resulted in a decrease to net income of $450 to record adjustments to depreciation and amortization on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

The Company recorded revenues and net income for the three months ended September 30, 2014 of $1,741 and $245 respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2014 of $5,193 and $1,398, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the three months ended September 30, 2014 of $15,646 and $2,322 respectively, related to the Bank of America Portfolio acquired on June 9, 2014. The Company recorded revenues and net income for the nine months ended September 30, 2014 of $19,102 and $2,750 respectively, related to the Bank of America Portfolio. The Company recorded revenues and net loss for the three months ended September 30, 2013 of $3,803 and $5,260, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2013 of $1,414 and $1,994, respectively, related to the acquisitions during the period.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and nine months ended September 30, 2014 and 2013 as though the acquisitions were completed on January 1, 2013. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 (1)	2013
Pro forma revenues	$39,584	$37,488	$111,597	$115,455
Pro forma net income (loss) available to common stockholders	$(6,280)	$8,209	$(15,004)	$413,705
Pro forma earnings per common share-basic	$(0.05)	$0.14	$(0.16)	$6.96
Pro forma earnings per common share-diluted	$(0.05)	$0.13	$(0.16)	$6.79
Pro forma common shares-basic	117,926,151	59,570,208	93,737,287	59,418,456
Pro forma common share-diluted	117,926,151	61,108,111	93,737,287	60,954,667

(1)	The Company adjusted its pro forma net income for the nine months ended September 30, 2014 for the $72,345 gain on remeasurement of a previously held joint venture that was recorded in the second quarter of 2014 because it was directly related to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture.

5. Investments in Joint Ventures

Bank of America Portfolio

The Company owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50% equity interest from Garrison Investment Group. On the date that the Company acquired the remaining 50% equity interest, the Bank of America Portfolio included 67 properties located across the United States totaling approximately 3,055,000 rentable square feet and was 97% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with total portfolio occupancy of approximately 98%. The portfolio was encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties, which was paid off at the time of the Company’s acquisition of the remaining 50% interest. For the nine months ended September 30, 2014, the joint venture sold eight properties for net proceeds of $7,682. During the three and nine months ended September 30, 2013, the joint venture sold three and 28 properties for net proceeds of $1,874 and $33,122, respectively. In May 2013, the joint venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a loss of $4,577.

At September 30, 2014 and December 31, 2013, the investment had a carrying value of $0 and $39,385, respectively. For the three and nine months ended September 30, 2014, the Company recorded its pro rata share of net income of the joint venture of $0 and $1,547, respectively. For the three and nine months ended September 30, 2014, the Company received distributions of $0 and $6,800 from the joint venture, respectively. For the three and nine months ended September 30, 2013, the Company recorded its pro rata share of net income (loss) of the joint venture of $936 and $(2,917), respectively. During the three and nine months ended September 30, 2013, the Company received distributions of $4,000 and $24,575 from the joint venture, respectively. The joint venture’s purchase price allocation was finalized as of December 31, 2013 and included $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage note with an anticipated repayment date in 2015. As of September 30, 2014 and December 31, 2013, the investment has a carrying value of $0. The Company recorded its pro rata share of net income of the joint venture of $103 and $309 for the three and nine months ended September 30, 2014, respectively. The Company recorded its pro rata share of net income of the joint venture of $47 and $109 for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, the Company received distributions of $103 and $309 from the joint venture, respectively. During the three and nine months ended September 30, 2013, the Company received distributions of $103 and $309 from the joint venture, respectively.

The Condensed Consolidated Balance Sheets for the Company’s joint ventures at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014(1)	December 31, 2013

Assets:
Real estate assets, net	$46,843	$305,798
Other assets	14,872	100,560
Total assets	$61,715	$406,358
Liabilities and members' equity:
Mortgages payable	$41,000	$241,000
Other liabilities	16,630	84,608
Members' equity	4,085	80,750
Liabilities and members' equity	$61,715	$406,358

(1)	The Condensed Consolidated Balance Sheet as of September 30, 2014 represents the Company’s interest in the Philips joint venture, whereas the Condensed Consolidated Balance Sheet as of December 31, 2014 represents the Company’s interests in the Philips joint venture and the Bank of America Portfolio joint venture because the Bank of America Portfolio was consolidated into the Company’s Condensed Consolidated Balance subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio on June 9, 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

The Condensed Consolidated Statements of Operations for the joint ventures for the three and nine months ended September 30, 2014 and 2013 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014 (2)	2013
Revenues	$959	$18,160	$31,689	$55,959
Operating expenses	-	9,204	14,204	28,689
Interest (1)	534	2,876	5,597	15,498
Depreciation	312	4,451	8,358	14,014
Total expenses	846	16,531	28,159	58,201
Net income (loss) from operations	113	1,629	3,530	(2,242)
Net gain (loss) on disposals	-	(42)	(215)	(4,577)
Provision for taxes	-	-	(41)	-
Net income (loss)	$113	$1,587	$3,274	$(6,819)
Company's equity in net loss within continuing operations	$103	$983	$1,856	$(2,808)
Company's equity in net income within discontinued operations	$-	$-	$-	$804

(1)	For the three and nine months ended September 30, 2013, the Bank of America Portfolio joint venture net loss includes interest expense of $0 and $7,092 from a defeased mortgage acquired as part of the Company’s initial equity investment in the Bank of America Portfolio. The pool of treasury securities which defeased the mortgage loan generated sufficient cash flows to cover the debt service requirements, but did not generate income to offset the corresponding interest expense. The defeased mortgage and corresponding pool of pledged treasury securities were sold in May 2013 for a loss of $4,577.

(2)	The results of operations for the nine months ended September 30, 2014 include the Bank of America Portfolio joint venture’s results for the period January 1, 2014 through June 9, 2014. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

6. Debt Obligations

Secured Debt

Certain real estate assets are subject to mortgage liens. The following is a summary of the Company’s secured financing arrangements as of September 30, 2014:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	10	$143,145	3.28% to 7.46%	5.42%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,857	1 Month LIBOR + 2.10%	2.29%	December 2020
Total secured financings	11	$159,002
Above market interest		4,003
Balance at September, 30, 2014	11	$163,005

(1)	The floating interest rate on this mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 10 for further information on hedging and the Company’s derivative instruments.

The Company was party to a Credit and Guaranty Agreement with Deutsche Bank Securities, Inc., the lead arranger and bookrunner, and Deutsche Bank AG New York Branch, the administrative agent, for a secured revolving credit facility, effective September 4, 2013 and then amended and restated on September 24, 2013, or the Secured Credit Facility. In February 2014, the Company exercised the $50,000 accordion feature, which increased its borrowing capacity to $150,000. The Secured Credit Facility had an initial borrowing rate of LIBOR plus 1.90%. The maturity date was September 2015, with one 12-month extension option, but the Secured Credit Facility was terminated on June 9, 2014, at which time it had no outstanding balance and was replaced with a new, unsecured revolving credit facility, as discussed below in the Unsecured Debt section. The Company recorded a net loss on the early extinguishment of debt of $0 and $1,925 for the three and nine months ended September 30, 2014, respectively, in connection with the unamortized deferred financing costs that were immediately expensed upon termination of the facility. As of September 30, 2014 and December 31, 2013, there were borrowings of $0 and $45,000 outstanding under the Secured Credit Facility and 0 and 18 properties were in the borrowing base, respectively.

The Company’s mortgage loans are non-recourse, collateralized by certain of the Company’s properties and require monthly interest and principal payments until maturity. During the three months ended September 30, 2014 the Company assumed three mortgage loans in connection with property acquisitions, with aggregate original face value of $42,942 and fair value of $45,233. The mortgage loans bear interest at fixed annual rates ranging from 5.33% to 7.46% and mature between October 2016 and May 2018. During the nine months ended September 30, 2014 the Company assumed four mortgage loans in connection with property acquisitions, with aggregate original face value of $45,607 and fair value of $47,890. The mortgage loans bear interest at fixed annual rates ranging from 5.25% to 7.46% and mature between October 2016 and October 2020.

Unsecured Debt

On June 9, 2014, the Company entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, with an initial term of five years, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility, that has an initial term of four years with an option of a one-year extension. The aggregate amount of the Unsecured Credit Facility and Term Loan may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The $200,000 Term Loan was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of the Company’s acquisition of the remaining 50% equity interest in the joint venture, as discussed in Note 5. The $200,000 Unsecured Credit Facility replaces the Company’s previously existing $150,000 Secured Credit Facility, which was terminated as noted above.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has a borrowing rate of one-month LIBOR plus 1.60% and the Unsecured Credit Facility has a borrowing rate of one-month LIBOR plus 1.65%. In connection with the Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate of the Term Loan that commenced in September 2014 is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The Term Loan matures in June 2019 and the Unsecured Credit Facility matures in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities at September 30, 2014. As of September 30, 2014, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $35,000 outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of September 30, 2014, the carrying value of the Exchangeable Senior Notes was $107,459. The Exchangeable Senior Notes will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Exchangeable Senior Notes have an initial and current exchange rate of 161.1863 shares of the Company’s common stock per $1,000 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of the Company’s common.

Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity. For the three and nine months ended September 30, 2014, the Company recorded a loss on derivative of $0 and $3,415, respectively, on the Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

During the three and nine months ended September 30, 2014, the Company capitalized $1 and $67, respectively, of interest associated with redevelopment activities. During the three and nine months ended September 30, 2013, the Company capitalized $54 of interest associated with redevelopment activities.

As of September 30, 2014, 11 of the Company’s real estate investments were encumbered with mortgage notes with a cumulative outstanding balance of $159,002, the Company’s Term Loan had an outstanding balance of $200,000 and the Company’s Unsecured Credit Facility had an outstanding balance of $35,000. Combined aggregate principal maturities of the Company's mortgage notes, Term Loan, Unsecured Credit Facility, Secured Credit Facility and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2014 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
October 1 through December 31, 2014	$-	$943	$-	$3,924	$4,867
2015	-	3,883	-	19,915	23,798
2016	-	12,447	-	19,657	32,104
2017	-	19,103	-	18,544	37,647
2018	35,000	31,984	-	16,636	83,620
Thereafter	200,000	90,642	115,000	24,143	429,785
Below market interest	-	-	-	(3,538)	(3,538)
Total	$235,000	$159,002	$115,000	$99,281	$608,283

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2014 are as follows:

Operating Leases
October 1 through December 31, 2014	$19,670
2015	79,314
2016	80,346
2017	79,404
2018	80,127
Thereafter	524,466
Total minimum lease rental income	$863,327

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

8. Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of the Company’s directors until September 30, 2014, when he resigned effective immediately as a member of the Company’s board of directors. There was no disagreement between the Company and the director on any matter relating to the Company’s operations, policies or practices. In recognition of his service to the Company, the Company’s board of directors ratably vested 1,125 of the 1,500 shares of the Company’s common stock granted to him in January 2014.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. The Company paid $92 and $276 under the lease for the three and nine months ended September 30, 2014, respectively.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for the Company’s previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, the Company gave notice that it was cancelling the lease for its corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013. The Company paid $96 and $287 under the lease for the three and nine months ended September 30, 2013, respectively.

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

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3, “Dispositions and Assets Held-for-Sale,” for the three months ended March 31, 2013, the Company recorded impairment charges of $882 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held-for-sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered. In connection with the disposal of Gramercy Finance, the Company also recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$6,773	$6,773	$6,762	$6,762
Financial liabilities:
Derivative instruments	$1,358	$1,358	$187	$187
Term Loan(1)	$200,000	$197,990	$-	$-
Unsecured Credit Facility(1)	$35,000	$35,062	$-	$-
Secured Credit Facility(1)	$-	$-	$45,000	$45,297
Mortgage notes payable (1)	$163,005	$165,790	$122,180	$123,349
Contingent value rights (3)	$-	$-	$115	$115
Exchangeable Senior Notes (1)	$107,459	$115,485	$-	$-

(1)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.
(2)	Mortgages notes payable, Term Loan, Secured Credit Facility, Unsecured Credit Facility, and the Exchangeable Senior Notes are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(3)	Pursuant to the Company’s private placement of equity in October 2013, the Company entered into the CVR agreements with purchasers of the Company’s common stock in that offering, which are discussed more fully in Note 10.

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

September 30, 2014

Contingent Value Rights :  The Company’s contingent value rights are presented at fair value on the Condensed Consolidated Financial Statements based upon valuation using the Black Scholes model.

Exchangeable Senior Notes :  The Exchangeable Senior Notes are presented at amortized cost on the Condensed Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality.

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

Secured Credit Facility :  The Company’s Secured Credit Facility is presented in the Condensed Consolidated Financial Statements at par value. The fair value is determined by a discounted cash flows model, using discount rates that best reflect current market rates for financing with similar characteristics and credit quality.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2014 and December 31, 2013. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since September 30, 2014 and December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

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

September 30, 2014

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At September 30, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,773	$-	$-	$6,773
	$6,773	$-	$-	$6,773

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$1,358	$-	$-	$1,358
	$1,358	$-	$-	$1,358

At December 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,762	$-	$-	$6,762
	$6,762	$-	$-	$6,762

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$187	$-	$-	$187
Contingent value rights	115	-	-	115
	$302	$-	$-	$302

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

Total losses or (gains) from derivatives for the three and nine months ended September 30, 2014 were $(1,031) and $1,172, respectively, in accumulated other comprehensive income (loss). Total losses or (gains) from derivatives for the period ended March 15, 2013 were $10,100 in accumulated other comprehensive income (loss) and then subsequently on the date of the disposal, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the three months ended September 30, 2014, the Company entered into no interest rate swaps. During the nine months ended September 30, 2014, the Company entered into one interest rate swap. During the three and nine months ended September 30, 2013, the Company entered into no interest rate swaps.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of September 30, 2014 are:

	At September 30, 2014
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range

Non-investment grade, subordinate CDO bonds	$6,773	Discounted cash flows	Discount rate	25.00%
Interest rate swaps	$1,358	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds

Balance as of December 31, 2013	$6,762
Amortization of discounts or premiums	1,200
Adjustments to fair value:
Included in other comprehensive income	(446)
Other-than-temporary impairments	(743)
Balance as of September 30, 2014	$6,773

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments

Balance as of December 31, 2013	$302
Embedded exchange option	8,310
Transfer of embedded exchange option to stockholders' equity	(11,726)
Expiration of Contingent Value Rights	(115)
Adjustments to fair value:
Realized loss on derivative instruments	3,415
Unrealized loss on derivatives	1,172
Balance as of September 30, 2014	$1,358

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of September 30, 2014 or December 31, 2013.

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2014. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark	Notional	Strike	Effective	Expiration	Fair
	Rate	Value	Rate	Date	Date	Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$15,857	4.55%	12/19/13	12/19/20	$(427)
Interest Rate Swap	1 mo. USD-LIBOR-BBA	200,000	1.82%	09/09/14	06/09/19	(931)
Interest Rate Cap	1 mo. USD-LIBOR-BBA	200,000	2.25%	12/06/12	12/15/14	-
Total derivatives		$415,857				$(1,358)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2014, derivative instruments were reported at their fair value as a net liability of $1,358. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and nine months ended September 30, 2013 and 2014. At December 31, 2013, derivative instruments were reported at their fair value as a net liability of $187. Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,429 will be reclassified from other comprehensive income as an increase in interest expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

11. Stockholders’ Equity

The Company’s authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 25,000,000 shares of excess stock, $0.001 par value per share. As of September 30, 2014, 119,732,100 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In September 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the third quarter of 2014, to be paid on October 15, 2014 to holders of record as of September 30, 2014. In June 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the second quarter of 2014, which was paid on July 15, 2014 to holders of record as of June 30, 2014. In March 2014, the Company’s board of directors authorized and the Company declared a dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of March 30, 2014.

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

At-The-Market Equity Offering Program

In September 2014, the Company, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock. During the three and nine months ended September 30, 2014, the Company sold 539,139 shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $3,182, or $3,135 of net proceeds after related expenses. The net proceeds from these offerings were used to fund new investments and for other operating purposes. As of September 30, 2014, the Company had $96,818 available to issue under the ATM Program.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

In September 2014, the Company redeemed all of the outstanding shares of its 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The 8.125% Series A Preferred Stock was replaced by 3,500,000 shares of 7.125% Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering in August 2014. As of September 30, 2014, the Company accrued Series B Preferred Stock dividends of $780. As of December 31, 2013, the Company accrued Series A Preferred Stock dividends of $37,600.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan. The Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At September 30, 2014, 1,701,375 shares of common stock were available for issuance under the Equity Incentive Plan.

Through September 30, 2014, 2,065,015 restricted shares had been issued under the Equity Incentive Plan, of which 79% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $206 and $537 was recorded for the three and nine months ended September 30, 2014, respectively, and compensation expense of $154 and $425 was recorded for the three and nine months ended September 30, 2013, respectively, related to the issuance of restricted shares. Compensation expense of $2,456 will be recorded over the course of the next 40 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plan as of September 30, 2014.

In March 2013, the Company granted to four senior officers of the Company pursuant to the Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a five year period, achievement of absolute increases in either the Company’s stock price or an adjusted funds from operations (as defined by the Company’s compensation committee).

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

Compensation expense of $147 and $441 was recorded for the three and nine months ended September 30, 2014, respectively, and compensation expense of $147 and $408 was recorded for the three and nine months ended September 30, 2013, respectively, for the 2012 Outperformance Plan. Compensation expense of $1,502 will be recorded over the course of the next 27 months, representing the remaining weighted average vesting period of the LTIP Units as of September 30, 2014.

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

As of September 30, 2014, there were approximately 579,670 phantom stock units outstanding, of which 568,170 units are vested.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Earnings per Share

The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common shareholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses.

Earnings per share for the three and nine months ended September 30, 2014 and 2013 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator - Income (loss):
Net income (loss) from continuing operations	$(2,417)	$1,005	$60,914	$(6,624)
Net income (loss) from discontinued operations	(41)	(514)	(522)	397,398
Net income (loss)	(2,458)	491	60,392	390,774
Net loss attributable to noncontrolling interest	104	-	104	-
Preferred stock redemption costs	(2,912)	-	(2,912)	-
Preferred stock dividends	(2,192)	(1,790)	(5,773)	(5,370)
Net income (loss) available to common stockholders	$(7,458)	$(1,299)	$51,811	$385,404
Denominator-Weighted average shares:
Weighted average basic shares outstanding	117,926,151	58,902,708	94,558,781	58,729,491
Effect of dilutive securities:
Unvested share based payment awards	-	-	1,152,577	-
Options	-	-	65,956	-
Phantom stock units	-	-	579,670	-
OP Units	-	-	556,386	-
Diluted Shares	117,926,151	58,902,708	96,913,370	58,729,491

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

For the three months ended September 30, 2014, 69,962 share options, 2,264,434 unvested share based payment awards, and 579,670 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the three months ended September 30, 2014, the three months ended September 30, 2013 and the nine months ended September 30, 2013, the Company excluded unvested restricted stock awards of 737,875, 667,500, and 688,965, respectively, from its weighted average basic shares outstanding due to the net loss from continuing operations during these periods.

For the three months ended September 30, 2013, 50,828 share options, 1,636,500 unvested share based payment awards, and 518,075 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the nine months ended September 30, 2013, 49,136 share options, 1,657,965 unvested share based payment awards, and 518,075 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of September 30, 2014 and 2013 is comprised of the following:

	As of September 30,
	2014	2013
Net realized and unrealized losses on interest rate swap and cap agreements accounted for as cash flow hedges	$-	$-
Net unrealized loss on derivative instruments	(1,358)	-
Net unrealized gain (loss) on debt securities	(1,685)	118
Total accumulated other comprehensive income (loss)	$(3,043)	$118

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

12. Noncontrolling Interest

Noncontrolling interests represent the common units of limited partnership interest in the Company’s Operating Partnership not held by the Company. OP Units may be redeemed for one unit of the Company’s common stock. The redemption rights are outside of the Company’s control and thus, the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s consolidated financial statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common stock upon redemption of OP Units.

Common Units of Limited Partnership Interest in the Operating Partnership

On July 31, 2014, the Company issued 3,778,405 OP Units in connection with the acquisition of three properties during the period. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of the Company’s common stock, par value $0.001 per share, except that the Company may, at its election, acquire each OP Unit for one share of the Company’s common stock. The OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the Partnership’s business. The OP Unit holders do not have voting rights; however, they are entitled to share in dividends.

As of September 30, 2014, the noncontrolling interest unit holders owned 1.38% or 2,468,583 OP Units. At September 30, 2014, 2,468,583 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

OP Units are recorded at the greater of cost basis or fair market value based on the closing stock price of the Company’s common stock at the end of the reporting period. As of September 30, 2014 and December 31, 2013, the value of the OP units was $14,621 and $0, respectively. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding shares of common stock and OP Units. The Company recognizes changes in fair value in the OP Units through retained earnings, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

There were no noncontrolling interests in the Operating Partnership as of December 31, 2013. Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2014 (in thousands):

Noncontrolling Interest
Balance as of January 1, 2014	$-
Issuance of noncontrolling interests in the operating partnership	22,670
Redemption noncontrolling interests in the operating partnership	(7,856)
Net loss attribution	(104)
Dividends accrued	(89)
Balance as of September 30, 2014	$14,621

13. Commitments and Contingencies

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of September 30, 2014, the Company had three outstanding commitments: (1) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (2) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (3) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated. The Company has fully funded the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida as of September 30, 2014.

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

The Company’s regional management office located at 800 Market Street, St. Louis, Missouri, was subject to an operating lease with St. Louis BOA Plaza, LLC. The lease was for approximately 2,000 square feet and was subject to rents of $32 per annum. The lease had an expiration date of September 30, 2014 and was cancellable with 60 days’ notice. In March 2013, the Company elected the early cancellation option effective in June 2014. In March 2014, the Company entered into a new lease at 130 South Bemiston Ave, Clayton, Missouri. The lease commenced on June 1, 2014 and expires on December 31, 2016, with a renewal option of 12 months. The lease is for approximately 1,100 square feet and is subject to rents of $21 per annum for year one, rising to $22 per annum in year three.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

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

Ground Leases
October 1 through December 31, 2014	$359
2015	1,390
2016	1,317
2017	1,314
2018	1,314
Thereafter	43,428
Total minimum rent expense	$49,122

The Company incurred rent expense on ground leases of $381 and $474 during the three and nine months ended September 30, 2014. The Company did not incur any rent expense on ground leases during the three and nine months ended September 30, 2013.

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

In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOT Transfer Tax Assessment. The Company anticipates that its appeal of the NYC DOF Transfer Tax Assessment will be set for trial in late-2014. The Company anticipates that its appeal of the NYS DOT Transfer Tax Assessment will be set for trial in 2015.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4,339 for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties. There was $4,339 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4,386 accrued as of September 30, 2014 and $68 and $203 of additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2014, respectively.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of September 30, 2014. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

14. Income Taxes

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

For the three and nine months ended September 30, 2014, the Company recorded $165 and $971 of income tax expense all within continuing operations. For the three and nine months ended September 30, 2013, the Company recorded $744 and $8,105 of income tax expense including $0 and $2,515 within discontinued operations, respectively. Tax expense for the three and nine months ended September 30, 2014 and 2013 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the three and nine months ended September 30, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2014 and December 31, 2013, the Company did not incur any material interest or penalties.

15. Segment Reporting

As of September 30, 2014, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

The Company’s reportable operating segments are summarized as follows:

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended September 30, 2014
Total revenues	$4,848	$29,453	$34,301
Equity in net loss from unconsolidated joint ventures	-	103	103
Total operating and interest expense (1)	(3,963)	(32,858)	(36,821)
Net income (loss) from continuing operations (2)	$885	$(3,302)	$(2,417)

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended September 30, 2013
Total revenues	$8,343	$5,078	$13,421
Equity in net loss from unconsolidated joint ventures	-	983	983
Total operating and interest expense (1)	(6,456)	(6,943)	(13,399)
Net income (loss) from continuing operations (2)	$1,887	$(882)	$1,005

	Asset	Investments /	Total
	Management	Corporate	Company
Nine Months Ended September 30, 2014
Total revenues	$18,867	$51,646	$70,513
Equity in net loss from unconsolidated joint ventures	-	1,856	1,856
Total operating and interest expense (1)	(16,398)	4,943	(11,455)
Net income (loss) from continuing operations (2)	$2,469	$58,445	$60,914

	Asset	Investments /	Total
	Management	Corporate	Company
Nine Months Ended September 30, 2013
Total revenues	$30,275	$8,717	$38,992
Equity in net loss from unconsolidated joint ventures	-	(2,808)	(2,808)
Total operating and interest expense (1)	(23,934)	(18,874)	(42,808)
Net income (loss) from continuing operations (2)	$6,341	$(12,965)	$(6,624)

	Asset	Investments /	Total
	Management	Corporate	Company
Total Assets:
September 30, 2014	$8,175	$1,155,060	$1,163,235
December 31, 2013	$12,950	$478,713	$491,663

(1)	Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $12,306 and $1,886 and provision for taxes of $165 and $744 for the three months ended September 30, 2014 and 2013, respectively, are included in the amounts presented above. Depreciation and amortization of $22,451 and $3,142, provision for taxes of $971 and $5,590 and a gain on remeasurement of previously held joint venture of $72,345 and $0 for the nine months ended September 30, 2014 and 2013, respectively, are included in the amounts presented above.
(2)	Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, dollar amounts in thousands, except per share data)

September 30, 2014

16. Subsequent Events

In October 2014, the Company paid down $10,000 on its Unsecured Credit Facility. As a result of the payment, the outstanding balance of the Unsecured Credit Facility was reduced to $25,000.

On October 24, 2014, the Company closed on the acquisition of a 187,749 square foot, industrial property located in Miami, Florida in an all cash transaction for a purchase price of approximately $10,059. The property is 100% leased to one tenant through October 2021. The Company is currently analyzing the fair value of the leases and real estate assets and accordingly, the purchase price allocation is preliminary and subject to change.

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

During the three months ended September 30, 2014, we issued 3,778,405 limited partnership units, or OP Units, of GPT Property Trust LP, our Operating Partnership, in connection with property acquisitions made during the period. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of our common stock, par value $0.001 per share, except that we may, at our election, acquire each OP Unit for one share of our common stock. These OP Units are considered noncontrolling interests in the Operating Partnership. As of September 30, 2014, noncontrolling investors held a 1.38% limited partnership interest in the Operating Partnership, on a weighted-average share basis.

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

As of September 30, 2014, we own, either directly or in joint ventures, a portfolio of 119 income-producing net leased industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A, Kar Auction Services, E.F. Transit, Amcor Rigid Plastics USA, Preferred Freezer Services of Hialeah LLC and others. As of that date, our asset management business, which operates under the name Gramercy Asset Management, manages approximately $900 million of commercial properties for third parties.

During the three months ended September 30, 2014, we acquired 12 properties aggregating 2,286,606 square feet for a total purchase price of approximately $174.2 million. During the nine months ended September 30, 2014, we acquired 87 properties aggregating 6,542,025 square feet for a total purchase price of approximately $671.9 million.

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

In September 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the third quarter of 2014, to be paid on October 15, 2014 to holders of record as of September 30, 2014. In September 2014, we redeemed all of the outstanding shares of our 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The preferred stock was replaced by 3,500,000 shares of 7.125% Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering in August 2014. In June 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the second quarter of 2014, which was paid on July 15, 2014 to holders of record as of June 30, 2014. Our board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period April 15, 2014, through and including July 14, 2014, which was paid on July 15, 2014 to holders of record as of the close of business on June 30, 2014. In March 2014, our board of directors declared a quarterly dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of the close of business on March 31, 2014. Our board of directors also declared the Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period January 15, 2014, through and including April 14, 2014, which was paid on April 15, 2014 to holders of record as of the close of business on March 31, 2014.

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

Property Investment

Property acquisitions during the nine months ended September 30, 2014 are summarized in the table below:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2)	12	13	3,093,831	$182,954	7.85
Office/banking center (3)	71	72	3,415,448	451,620	8.93
Specialty asset	4	5	32,746	37,300	7.63
Total	87	90	6,542,025	$671,874	8.47

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of September 30, 2014. The weighted-average calculation is based upon square footage.
(2)	We assumed a mortgage on four of our property acquisitions in 2014. The unpaid principal value of the mortgages assumed at acquisition was $45,607.
(3)	Includes the 67 properties that comprise the Bank of America Portfolio, which we acquired through acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, we accounted for our prior 50% equity interest in the Bank of America Portfolio as a joint venture.

Asset and Property Management

 Our asset and property management business, which operates under the name Gramercy Asset Management, currently manages for third parties, approximately $900 million of commercial properties leased primarily to regulated financial institutions and affiliated users throughout the United States.

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

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Revenues

	2014	2013	Change
Rental revenue	$19,921	$4,024	$15,897
Management fees	4,848	8,343	(3,495)
Operating expense reimbursements	8,960	460	8,500
Investment income	492	464	28
Other income	80	130	(50)
Total revenue	$34,301	$13,421	$20,880
Equity in net income of joint ventures	$103	$983	$(880)

Rental revenue was $19,921 and $4,024 for the three months ended September 30, 2014 and 2013, respectively. The increase of $15,897 is due to the acquisition of 102 properties subsequent to June 30, 2013, including the 67 properties acquired as part of the Bank of America Portfolio on June 9, 2014.

Management fees for the three months ended September 30, 2014 are $4,848 as compared to $8,343 for the three months ended September 30, 2013. Management fees are comprised primarily of asset management, property management, incentive and administration fees. A decrease of $1,736 is related to reduction in management fees from the Company’s Bank of America Portfolio joint venture as these fees were internalized upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014. Additionally, a decrease of $1,059 is due to recognition of incentive fees earned on the KBS contract in the third quarter of 2013. The remaining decrease in management fees is attributable to restructuring of management fee contracts completed subsequent to September 30, 2013.

Operating expense reimbursements were $8,960 for the three months ended September 30, 2014 and are for tenant reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $460 for the three months ended September 30, 2013. The increase of $8,500 is primarily attributable to the acquisition of 102 properties subsequent to June 30, 2013, including the 67 properties acquired as part of the Bank of America Portfolio on June 9, 2014.

Investment income for the three months ended September 30, 2014 and 2013 was $492 and $464, respectively. The increase of $28 is primarily attributable to the changes in expected cash flows on our Retained CDO Bonds, which increased the amount of investment income that was accreted.

The decrease in other income of $50 for the three months ended September 30, 2014 is primarily due to the decrease in interest earned on outstanding servicing advances as a result of recoveries of servicing advances in the third quarter of 2014.

The equity in net income of joint ventures was income of $103 for the three months ended September 30, 2014 and represents our share of the income generated by our Philips joint venture interest. The equity in net income of joint ventures was income of $983 for the three months ended September 30, 2013 and represents our proportionate share of the loss generated by two joint venture interests, including our 50% interest in our joint venture containing the Bank of America Portfolio, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest.

Expenses

	2014	2013	Change
Property management expenses	$3,293	$4,842	$(1,549)
Property operating expenses	9,238	479	8,759
Depreciation and amortization	12,306	1,886	10,420
Interest expense	4,934	538	4,396
Management, general and administrative	4,819	4,672	147
Acquisition expenses	1,323	238	1,085
Other-than-temporary impairment	743	-	743
Provision for taxes	165	744	(579)
Total expenses	$36,821	$13,399	$23,422

Property management expenses decreased by $1,549 to $3,293 for the three months ended September 30, 2014 from $4,842 for the three months ended September 30, 2013. The decrease is primarily related to restructuring of our management fee contracts during 2013 and the reduction in property management expenses related to our Bank of America Portfolio joint venture as these fees were internalized upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses increased by $8,759 from $479 recorded for the three months ended September 30, 2013 to $9,238 recorded for the three months ended September 30, 2014. The increase is attributable to the acquisition of 102 properties subsequent to June 30, 2013.

We recorded depreciation and amortization expenses of $12,306 for the three months ended September 30, 2014, compared to $1,886 for the three months ended September 30, 2013. The increase of $10,420 is primarily due to the acquisition of 102 properties subsequent to June 30, 2013.

We recorded interest expenses of $4,934 for the three months ended September 30, 2014, compared to $538 for the three months ended September 30, 2013. The increase of $4,396 is primarily due to borrowings on the Term Loan, the Unsecured Credit Facility, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to September 30, 2013.

Management, general and administrative expenses were $4,819 for the three months ended September 30, 2014, compared to $4,672 for the same period in 2013. The increase of $147 is primarily related to increased professional fees, including increased stock compensation expense.

Real estate acquisition costs were $1,323 for the three months ended September 30, 2014, compared to $238 for the three months ended September 30, 2013. The increase of $1,085 is primarily related to our acquisition of 12 properties during the three months ended September 30, 2014 compared to our acquisition of four properties during the three months ended September 30, 2013, all of which were accounted for as business combinations.

During the three months ended September 30, 2014, we recorded other-than-temporary impairment charges of $743 due to adverse changes in expected cash flows related to the retained CDO bonds in the period.

The provision for taxes was $165 for the three months ended September 30, 2014, versus $744 for the three months ended September 30, 2013. The decrease of $579 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction of incentive fees recognized.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenues

	2014	2013	Change
Rental revenue	$37,691	$6,484	$31,207
Management fees	18,867	30,275	(11,408)
Operating expense reimbursements	12,338	764	11,574
Investment income	1,393	1,233	160
Other income	224	236	(12)
Total revenue	$70,513	$38,992	$31,521
Equity in net income (loss) of joint ventures	$1,856	$(2,808)	$4,664

Rental revenue was $37,691 and $6,484 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $31,207 is due to the acquisition of 116 properties subsequent to December 31, 2012.

Management fees for the nine months ended September 30, 2014 are $18,867 as compared to $30,275 for the nine months ended September 30, 2013. Management fees are comprised primarily of asset management, property management, incentive and administration fees earned pursuant to the Management Agreement with KBS and the Bank of America Portfolio. The decrease in management fees is primarily attributable to a decrease of $6,411 in incentive fees attributable to the KBS contract during the nine months ended September 30, 2014. Additionally, the remaining decrease is primarily attributable to a reduction in management fees from the Company’s Bank of America joint venture as these fees were internalized upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014 and the modifications to and expiration of management contracts.

Operating expense reimbursements were $12,338 for the nine months ended September, 2014 and are for reimbursement of property operating expenses for properties that we fully or partially manage the expenditures. Operating expense reimbursements were $764 for the nine months ended September 30, 2013. The increase of $11,574 is primarily attributable to the 116 properties acquired subsequent to December 31, 2012.

Investment income for the nine months ended September 30, 2014 and 2013 was $1,393 and $1,233, respectively. The increase of $160 is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which increased the amount of investment income that was accreted.

The decrease in other income of $12 for the nine months ended September 30, 2014 is primarily due to the decrease in interest earned on outstanding servicing advances as a result of recoveries of servicing advances in 2014.

The equity in net income (loss) of joint ventures was income of $1,856 for the nine months ended September 30, 2014 and represents our proportionate share of the loss generated by two joint venture interests, including our 50% interest through June 9, 2014 in our joint venture containing the Bank of America Portfolio, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest. The equity in net income (loss) of joint ventures was a loss of $2,808 for the nine months ended September 30, 2013 and represents our proportionate share of the income generated by our joint ventures.

Expenses

	2014	2013	Change
Property management expenses	$13,425	$16,015	$(2,590)
Property operating expenses	13,011	903	12,108
Depreciation and amortization	22,451	3,142	19,309
Interest expense	11,070	623	10,447
Management, general and administrative	13,658	13,366	292
Acquisition expenses	3,246	1,487	1,759
Other-than-temporary impairment	743	1,682	(939)
Gain on remeasurement of previously held joint venture	(72,345)	-	(72,345)
Loss on extinguishment of debt	1,925	-	1,925
Realized loss on derivative instruments	3,300	-	3,300
Provision for taxes	971	5,590	(4,619)
Total expenses	$11,455	$42,808	$(31,353)

Property management expenses decreased by $2,590 to $13,425 for the nine months ended September 30, 2014 from $16,015 for the nine months ended September 30, 2013. The decrease is primarily related to restructuring of our management fee contracts during 2013 and the reduction in property management expenses related to our Bank of America Portfolio joint venture as the fees were internalized upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses increased by $12,108 from $903 recorded for the nine months ended September 30, 2013 to $13,011 recorded for the nine months ended September 30, 2014. The increase is attributable to the acquisition of 116 properties subsequent to December 31, 2012.

We recorded depreciation and amortization expenses of $22,451 for the nine months ended September 30, 2014, compared to $3,142 for the nine months ended September 30, 2013. The increase of $19,309 is primarily due to the acquisition of 116 properties subsequent to December 31, 2012.

We recorded interest expenses of $11,070 for the nine months ended September 30, 2014, compared to $623 for the nine months ended September 30, 2013. The increase of $10,447 is primarily due to borrowings on the Term Loan, the Unsecured Credit Facility, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2012.

Management, general and administrative expenses were $13,658 for the nine months ended September 30, 2014, compared to $13,366 for the same period in 2013. The increase of $292 is primarily related to increased professional fees, including increased audit costs and stock compensation expense.

Real estate acquisition costs were $3,246 for the nine months ended September 30, 2014, compared to $1,487 for the nine months ended September 30, 2013. The increase of $1,759 is primarily related to our acquisition of 87 properties during the nine months ended September 30, 2014 compared to our acquisition of 18 properties during the nine months ended September 30, 2013, all of which were accounted for as business combinations.

During the nine months ended September 30, 2014 and 2013, we recorded other-than-temporary impairment charges of $743 and $1,682, respectively due to adverse changes in expected cash flows related to the retained CDO bonds in each period.

During the nine months ended September 30, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

During the nine months ended September 30, 2014, we recorded loss on extinguishment of debt of $1,925 related to termination of our Secured Credit Facility in 2014.

During the nine months ended September 30, 2014, we recorded a loss on derivative instruments of $3,300. The loss in 2014 was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by the $115 gain realized on the expiration of the CVR agreements.

The provision for taxes was $971 for the nine months ended September 30, 2014, versus $5,590 for the nine months ended September 30, 2013. The decrease of $4,619 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction of incentive fees recognized.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our common equity and debt offerings; (iii) borrowings under our term loan and revolving credit facility; (iv) new financings; (v) proceeds from our Exchange Senior Notes offering; and, (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements.

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

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series B Preferred Stock are paid in full.

Cash Flows

Net cash provided by operating activities increased $7,597 to $24,220 for the nine months ended September 30, 2014 compared to $16,623 for the same period in 2013. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the nine months ended September 30, 2014 was $303,486 compared to net cash used by investing activities of $76,259 during the same period in 2013. The increase in cash flow used by investing activities in 2014 is primarily attributable to the acquisition of 87 properties, net of any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $260,068 as compared to net cash used by financing activities of $17,019 during the same period in 2013. The change is primarily attributable to the net proceeds from our equity raise, the net proceeds from our issuance of Exchangeable Senior Notes, and the funds provided from our Term Loan and Unsecured Credit Facility, net of our payment of dividends and our repayment of the outstanding balance on our Secured Credit Facility.

Capitalization

As of September 30, 2014, our authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 25,000,000 shares of excess stock, $0.001 par value per share. As of September 30, 2014, 119,732,100 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

Market Capitalization

At September 30, 2014, our consolidated market capitalization is $1,282,621 based on a common stock price of $5.76 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2014. Market capitalization includes consolidated debt and common and preferred stock.

Contractual Obligations

We are obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of September 30, 2014, we had three outstanding commitments: (1) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (2) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (3) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options and as such, no amounts are due and no unfunded amounts have been estimated. We have fully funded the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida as of September 30, 2014.

Combined aggregate principal maturities of our mortgage notes, Unsecured Term Loan, Mortgage Notes Payable, and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2014 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
October 1 through December 31, 2014	$-	$943	$-	$3,924	$4,867
2015	-	3,883	-	19,915	23,798
2016	-	12,447	-	19,657	32,104
2017	-	19,103	-	18,544	37,647
2018	35,000	31,984	-	16,636	83,620
Thereafter	200,000	90,642	115,000	24,143	429,785
Below market interest	-	-	-	(3,538)	(3,538)
Total	$235,000	$159,002	$115,000	$99,281	$608,283

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

Ground Leases
October 1 through December 31, 2014	$359
2015	1,390
2016	1,317
2017	1,314
2018	1,314
Thereafter	43,428
Total minimum rent expense	$49,122

We incurred rent expense on ground leases of $381 and $474 during the three and nine months ended September 30, 2014. We did not incur any rent expense on ground leases during the three and nine months ended September 30, 2013.

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

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon, at our option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on our total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on our total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has borrowing rate of one-month LIBOR plus 1.60% and the Unsecured Credit Facility has a borrowing rate of one-month LIBOR plus 1.65%. In connection with the Term Loan, we also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate of the Term Loan that commenced in September 2014 is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

The facilities include a series of financial and other covenants that we must comply with in order to borrow under the facilities. We are in compliance with the covenants under the facilities at September 30, 2014. As of September 30, 2014, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $35,000 outstanding under the Unsecured Credit Facility.

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

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2014 are as follows:

Operating Leases
October 1 through December 31, 2014	$19,670
2015	79,314
2016	80,346
2017	79,404
2018	80,127
Thereafter	524,466
Total minimum lease rental income	$863,327

Contingencies

In connection with our property acquisitions, we have determined that there is a risk we will have to pay future amounts to tenants related to open operating expense reimbursement audit. We have estimated a range of loss and determined that our best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of September 30, 2014. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and we estimate this range to be $7,000 to $12,000.

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

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. In accordance with the provisions of our charter, we may not pay any dividends on our common stock until all accrued dividends and the dividend for the then current quarter on the Series B Preferred Stock are paid in full.

For the period from the third quarter of 2008 through the fourth quarter of 2013, our board of directors elected not to pay a dividend to common stockholders. Our board of directors also elected not to pay the quarterly Series A preferred stock dividends of $0.50781 per share for the period from the fourth quarter of 2008 through the third quarter of 2013. In December 2013, our board of directors authorized and declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, our board of directors also authorized and declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013. The accrued dividend was paid on January 13, 2014, and the quarterly dividend was paid on January 15, 2014. Additionally, the quarterly dividend for the first quarter of 2014 was paid on April 15, 2014 and the quarterly dividend for the second quarter of 2014 was paid on July 15, 2014. In September 2014, we redeemed all of the outstanding shares of our 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The preferred stock was replaced by 3,500,000 shares of 7.125% Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering in August 2014. As of September 30, 2014, we accrued Series B Preferred Stock dividends of $780. As of December 31, 2013, we accrued Series A Preferred Stock dividends of $37,600. In March 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the first quarter of 2014, which was paid on April 15, 2014 to holders of record as of June 30, 2014. In June 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the second quarter of 2014, which was paid on July 15, 2014 to holders of record as of June 30, 2014. In September 2014, our board of directors authorized and we declared a dividend of $0.035 per common share for the second quarter of 2014, which was paid on October 15, 2014 to holders of record as of September 30, 2014. As of September 30, 2014 and December 31, 2013, we accrued Common Stock dividends of $4,165 and $0, respectively.

Transactions with Director Related Entities

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of our directors until September 30, 2014, when he resigned, effective immediately. We did not have a disagreement with Mr. Holliday on any matter relating to our operations, policies or practices. In recognition of his service, our board of directors ratably vested 1,125 of the 1,500 shares of our common stock granted to Mr. Holliday in January 2014.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and carries a term of 10 years with rents of approximately $373 per annum for year one rising to $463 per annum in year ten. We paid $92 and $276 under the lease for the three and nine months ended September 30, 2014, respectively.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. In April 2013, we gave notice that that we were cancelling the lease for our corporate offices at 420 Lexington Avenue. The lease agreement with SLG Graybar Sublease LLC was terminated in September 2013. We paid $96 and $287 under the lease for the three and nine months ended September 30, 2013, respectively.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders	$(7,458)	$(1,299)	$51,811	$385,404
Add:
Depreciation and amortization	12,306	1,904	22,451	3,625
FFO adjustments for joint ventures	67	2,159	4,019	6,806
Net loss attributed to noncontrolling interest	(104)	-	(104)	-
Net (income) loss for discontinued operations	41	514	522	(397,398)
Less:
Non real estate depreciation and amortization	(204)	(64)	(580)	(615)
Gain on remeasurement of previously held joint venture	-	-	(72,345)	-
FFO adjustments for discontinued operations	-	8	-	(7)
Funds from operations	$4,648	$3,222	$5,774	$(2,185)
Funds from operations per share - basic	$0.04	$0.05	$0.06	$(0.04)
Funds from operations per share - diluted	$0.04	$0.05	$0.06	$(0.04)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding - EPS	117,926,151	58,902,708	94,558,781	58,729,491
Weighted average non-vested share based payment awards	1,111,857	667,500	-	-
Weighted average partnership units held by noncontrolling interest	1,651,015	-	556,386	-
Weighted average common shares and units outstanding	120,689,023	59,570,208	95,115,167	58,729,491

Diluted weighted average common shares and common share equivalents outstanding - EPS (1)	117,926,151	58,902,708	96,913,370	58,729,491
Weighted average partnership units held by noncontrolling interest	1,651,015	-	-	-
Weighted average non-vested share based payment awards	2,264,434	1,636,500	-	-
Weighted average stock options	69,962	50,828	-	-
Phantom shares	579,670	518,075	-	-
Diluted weighted average common shares and units outstanding	122,491,232	61,108,111	96,913,370	58,729,491

(1) For the nine months ended September 30, 2014, the diluted weighted average share calculation which is the denominator in diluted earnings per share includes the weighted average partnership units, non-vested share based payment awards, stock options and phantom shares. These amounts were excluded from the diluted earnings per share calculation for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2013 because they would have been anti-dilutive during those periods.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. It applies to entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period, which is the case when employees may retire or otherwise terminate employment prior to the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. Pursuant to the guidance, entities should apply existing guidance in ASC 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We have not elected early adoption, and this adoption is not expected to have a material effect on our Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures as needed based on the evaluation. It provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures provided by organizations in the financial statement footnotes. The Update applies to all companies and not-for-profit organizations and becomes effective in the annual period ending after December 15, 2016, with early application permitted. We have elected early adoption for the annual period ended December 31, 2015, and this adoption is not expected to have a material effect on our Condensed Consolidated Financial Statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Unsecured Credit Facility has an outstanding balance of $35,000 at September 30, 2014. The Term Loan and mortgage note payable have an outstanding balance of $215,857 at September 30, 2014, however these debt obligations are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to Unsecured Credit Facility:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(89)
+200 bps	$(179)
+300 bps	$(268)

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

In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOT Transfer Tax Assessment. We anticipate that our appeal of the NYC DOF Transfer Tax Assessment will be set for trial in late-2014. We anticipate that our appeal of the NYS DOT Transfer Tax Assessment will be set for trial in 2015.

We believe that we have strong defenses against the Transfer Tax Assessments and intend to continue to vigorously assert same. We evaluate contingencies based on information currently available, including the advice of counsel. We establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. We will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4.3 million for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties as of that date. There was $4.3 million accrued and recorded in discontinued operations for the matter for the year ended December 31, 2013. There was $4.4 million accrued as of September 30, 2014, including additional interest. There was $68 thousand and $203 thousand of additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2014, respectively.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.
3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
3.4	Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.
3.5	Articles of Amendment to the Articles of Amendment and Restatement of Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.
3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.
3.7	Articles Supplementary Reclassifying 50,000,000 shares of Excess Stock, par value $0.001 per share, into shares of common stock, par value $0.001 per share, dated May 6, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.
3.8	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of common stock from 150,000,000 shares to 200,000,000 shares, dated June 26, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014.
3.9	Articles Supplementary Classifying and Designating 3,500,000 shares of preferred stock as a new series of Preferred Stock, the 7.125% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share, dated August 14, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.
4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2014.
4.2	Form of stock certificate evidencing the 8.125% Series A Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.
4.3	Form of stock certificate evidencing the 7.125% Series B Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.
10.1	Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.
10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema, furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: November 6, 2014	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

