Form 10-K
period 2014-12-31
Gramercy Property Trust Inc.
filed 2015-03-09
CIK 1287701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(212) 297-1000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Series B Cumulative Redeemable Preferred Stock, $0.001 Par Value	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒      No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of February 27, 2015, there were 188,016,355 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the registrant (115,121,819 shares) at June 30, 2014, was $696,487,005. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange, which was $6.05 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders expected to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY PROPERTY TRUST INC.
FORM 10-K
TABLE OF CONTENTS

10-K PART AND ITEM NO.

Part I

ITEM 1. BUSINESS

General

Gramercy Property Trust Inc., or the “Company” or “Gramercy,” is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial and office properties. We focus on income producing properties leased to high quality tenants in major markets in the United States and Europe. Gramercy is organized as a Real Estate Investment Trust, or REIT.

Gramercy earns revenues primarily through three sources. We earn rental revenues on properties that we own directly in the United States, asset management revenues on properties owned by third parties in both the United States and Europe and pro-rata rental revenues on our investment in the Gramercy European Property Fund.

As of December 31, 2014, we owned interests, either directly or in a joint venture, in 132 properties containing an aggregate of approximately 13.7 million rentable square feet. In addition, we manage approximately $1.1 billion of commercial real estate assets for third parties in the United States and Europe.

Transformative Year

Transformative milestones that we achieved in 2014 include:

Raised Capital

•	In March 2014, we completed a private offering of $115.0 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2019 by our operating partnership GPT property Trust LP, or our Operating partnership. The Exchangeable Senior Notes have an initial exchange price of approximately $6.20 per share of our common stock, exchangeable, under certain circumstances for cash, for shares of our common stock or for a combination of cash and shares of our common stock;

•	In May 2014, we raised net proceeds of $218.2 million through a public offering of 46.0 million shares of our common stock;

•	In June 2014, we closed on a $400.0 million senior unsecured credit facility, consisting of a $200.0 million revolving credit facility and $200.0 million term loan; In January 2015, we expanded the senior unsecured credit facility, increasing the revolving borrowing capacity thereunder to $400.0 million, which increased our aggregate borrowing capacity under the facility to $600.0 million;

•	In July 2014, we issued approximately 3.8 million limited operating partnership units, or OP Units, of our Operating Partnership, priced at $6.19 per share, in connection with the acquisition of a portfolio of three industrial properties;

•	In August 2014, we raised $81.6 million of net proceeds through a public offering of 3.5 million shares of 7.125% Series B Cumulative Redeemable Preferred Stock and, in September 2014, we redeemed all of our outstanding 8.125% Series A Cumulative Redeemable Preferred Stock;

•	In September 2014, we established an “at-the-market” equity offering program, or ATM, under which we may from time to time issue an aggregate of up to $100.0 million of our common stock; and

•	In December 2014, we raised net proceeds of $336.1 million through a public offering of 59.8 million shares of our common stock.

Launched European Operations

•	In December 2014, we formed Gramercy European Property Fund, a private real estate investment fund with several equity investment partners, targeting single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors have committed approximately $426.5 million (€352.5 million) in equity capital, including $60.5 million (€50.0 million) from us, which will be used to acquire a portfolio of approximately $1.0 billion in real estate assets by utilizing 55%-60% leverage; and

•	Simultaneously, we acquired 100% of the ownership interests of ThreadGreen Europe Limited, or Gramercy Europe Asset Management, a London-based company that manages real estate investments across Europe, to provide investment and asset management services to the Gramercy European Property Fund.

Assembled and Grew a High-Quality Net Leased Portfolio

As of December 31, 2014, we owned, directly or through a joint venture or equity investment, a portfolio that consists of 132 industrial, office and specialty properties totaling approximately 13.7 million square feet. In 2014, we acquired 100 properties aggregating approximately 9.0 million square feet in 28 separate transactions for a total purchase price of approximately $834.3 million, including the acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture, a portfolio of 67 properties across the United States which is described further in Note 4 and 5 of the accompanying financial statements. As of December 31, 2014, our portfolio has the following characteristics:

•	99% occupancy;

•	A weighted average remaining lease term of 9.6 years (based on gross purchase price);

•	56% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on gross purchase price);

•	Industrial portfolio comprised of 9.5 million aggregate rentable square feet with an average base rent per square foot of $6.67;

•	Office/banking center portfolio comprised of 3.9 million aggregate rentable square feet with an average base rent per square foot of $10.07 (including one property we own through a joint venture);

•	Specialty asset portfolio of seven improved sites comprised of 224 acres of land and 288 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot, a rental car company, and salvage yards; and

•	Top five tenants by annualized base rent include: Bank of America, N.A. or Bank of America, guaranteed by Bank of America Corp. (33%); Adesa Texas, Inc., guaranteed by KAR Holdings, Inc. (6%); AMCOR Rigid Plastics USA, Inc., guaranteed by Amcor Limited (4%); EF Transit, Inc., guaranteed by Monarch Beverage Co., Inc. (3%); and Office Depot, Inc., guaranteed by Office Depot, Inc. (3%).

Recent Developments

Subsequent to December 31, 2014, we closed on the acquisition of nine properties, including one office and eight industrial properties. The properties comprise an aggregate 1,688,778 square feet and were acquired for an aggregate purchase price of approximately $144.5 million. The properties are 100% leased with lease terms ending between December 2015 and September 2029. We assumed one in-place mortgage loan of $13.0 million with a fixed interest rate of 5.57% and maturity of November 2016 related to one of the property acquisitions.

In January 2015, we expanded our senior unsecured credit facility, increasing the revolving borrowing capacity thereunder by $200.0 million. The expansion increased our aggregate borrowing capacity under the senior unsecured credit facility and unsecured term loan to $600.0 million.

In February 2015, our shareholders approved an increase in the number of our authorized shares of common stock from 220,000,000 to 400,000,000.

Corporate Structure

We were formed in April 2004 as a Maryland corporation, and we completed our initial public offering in August 2004. We conduct substantially all of our operations through our Operating Partnership, GPT Property Trust LP. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our third party asset management business primarily through a wholly-owned taxable REIT subsidiary, or TRS. The chart below summarizes the organizational structure of our entities as of December 31, 2014:

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

In April 2013, following a strategic review and repositioning of Gramercy as an equity REIT, we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. and changed our ticker symbol to “GPT” on the New York Stock Exchange.

Unless the context requires otherwise, all references to “Gramercy,” “the Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Our Investment Strategy – United States

We seek to acquire and manage a diversified portfolio of high quality net leased properties that generates stable, predictable cash flows and protects investor capital over a long investment horizon. We expect that these properties generally will be leased to a single tenant. Under a net lease, the tenant typically bears the responsibility for all property related expenses such as real estate taxes, insurance, and repair and maintenance costs. We believe this lease structure provides an owner cash flows over the term of the lease that are more stable and predictable than other forms of leases and minimizes the ongoing capital expenditures often required with other property types.

We approach the net leased market as a value investor, looking to identify and acquire net leased properties that we believe offer attractive risk adjusted returns throughout market cycles. We focus primarily on industrial and office properties, where we believe attractive investment opportunities currently exist. We focus on acquiring assets in major markets where strong demographic and economic growth offer, in our view, a higher probability of producing long term rent growth and/or capital appreciation. Our goal is to continue to grow our existing portfolio and become a preeminent owner of net leased commercial industrial and office properties.

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

Target Industrial and Office Facilities

Target Markets with Attractive Characteristics — We plan to concentrate our investment activity in select target markets with the following characteristics: high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long term rent growth and/or capital appreciation. As of December 31, 2014, approximately 85% of our portfolio (based on gross purchase price) is located in our target markets.

Properties with Competitive Rents to Market — We target properties with contract rents that are at or below rents that are available in the market for similar properties as a way to reduce the volatility of cash flows that can occur upon the expiration of a lease. We specifically target properties where rents have been rolled down, post-financial crisis.

Properties with Long Lease Terms — We generally target properties that have between five and 20 years of non-cancelable lease terms. We believe that longer lease terms provide more stable cash flows, are less susceptible to changes in market conditions and require less capital expenditures to maintain tenancy.

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

Target Transactions Where We Have a Competitive Advantage

Individual Properties — We seek to acquire individual properties having a purchase price between $10 million and $100 million. We target properties of this size because we find in the current environment that there is less competition from larger institutions who generally look for larger properties and larger portfolios. We have an asset management team of significant scale that has significant experience negotiating, underwriting and acquiring these types of properties, which we believe gives us a competitive advantage over many local and regional investors that typically compete for these acquisitions.

Sale Leasebacks — We believe our management team is among the most experienced and well known in the sale leaseback industry, with long-standing contacts and reputations among bankers, advisors and private equity firms. We believe that we can source and effectively compete on sale leaseback transactions and believe that there will be an increasing number of such opportunities due to still extensive holdings of commercial real estate on corporate balance sheets, financial metrics which discourage such ownership and the relative attractiveness of the capital that we and others in the sale leaseback industry can offer.

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

Portfolios — We believe there may be opportunities to purchase portfolios of properties from existing owners who are either investor owners or corporations that occupy their properties. We believe that we will have the opportunity to purchase portfolios in exchange for cash, our common stock, units of limited partnership interest in our Operating Partnership or a combination thereof. The market for large portfolios is currently very competitive with many well-capitalized buyers actively bidding for these portfolios and we expect this market to remain competitive for the foreseeable future.

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

Focus on Risk Management

Underwrite and Structure Investments to Protect Downside and Preserve Cash Flows — We seek to invest in properties that have steady, predictable cash flow through: (a) long term, well-structured leases, (b) high leasehold value for tenants, and (c) a high likelihood of renewal. We further seek to protect our investment by purchasing properties at prices at or below estimated replacement cost.

Utilize Portfolio Diversification — We seek to diversify our portfolio by property type, tenant credit, geography and tenant industry. As of December 31, 2014, our largest tenant was Bank of America, N.A., which accounted for approximately 33% of our annualized base rent revenue as of December 31, 2014. As we grow, we expect to further diversify our portfolio.

Actively Manage the Portfolio to Maximize Tenant Retention and Minimize Vacancy — We believe there are opportunities within our portfolio to extend lease terms through property expansions or tenant improvement investments funded by us.

Our Investment Strategy – Europe

We believe that the net leased, single-tenant investment strategy is among the most scalable and transferable across geographies of any property investment strategy. Gramercy Europe Asset Management and Gramercy European Property Fund employ a similar investment strategy to our United States’ operations. In addition to investing in industrial and office properties, we are also focused on purchasing single-tenant specialty retail properties. We believe that the risk-return profiles of single-tenant retail properties in certain markets in Europe are superior to single-tenant retail opportunities available in the United States. Gramercy has a fully integrated presence in Europe, including investment personnel and asset management capability, as well as all support functions in those areas through our team based in London.

Leases

The following provides information regarding the various types of leases that we utilize in our operations.

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

Modified gross lease. In our modified gross leases, the landlord is responsible for some property related expenses during the lease term, but the cost of most of the expenses is passed through to the tenant for reimbursement to the landlord. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. The Bank of America master lease for the Bank of America Portfolio, a portfolio of 67 office/banking center properties that we now own 100% of since acquiring the remaining 50% equity interest of our joint venture in June 2014, is a modified gross lease.

Gross lease. In our gross leases, the landlord is responsible for all aspects of and costs related to the property and its operation during the lease term. The tenant may have the right to terminate the lease or abate rent due to a major casualty or condemnation affecting a significant portion of the property or due to the landlord’s failure to perform its obligations under the lease. As of December 31, 2014, gross leases in our portfolio represented less than one percent of our total contractual base rent.

Escalations/Renewals. Our leases may be subject to varying provisions regarding rent escalations and renewals. The properties within our Bank of America Portfolio typically have 1.5% rent increases every five years and six tenant renewal options of five years each. Our remaining leases have rent escalation and renewal options that vary in amount and duration.

Our Competitive Strengths

We believe that we distinguish ourselves from other net leased companies through the following competitive strengths:

•	Management Team with Extensive Specialized Net Lease Expertise

o	We are led by Gordon F. DuGan and Benjamin P. Harris, the former Chief Executive Officer and Head of U.S. Investments of W.P. Carey & Co., or W.P. Carey, respectively, with a combined 35 years of real estate experience.

o	Our eight senior officers have an average of approximately 20 years of real estate experience.

•	Demonstrated Track Record

o	During his tenure at W.P. Carey as President from December 1999 to May 2004 and then Chief Executive Officer from May 2004 to July 2010, Mr. DuGan oversaw the growth of W.P. Carey’s assets under management from approximately $2.0 billion at December 31, 1999, to approximately $10.0 billion at June 30, 2010.

o	For the period July 1, 2012 to December 31, 2014, we have sourced and acquired (directly or in joint ventures or equity investments) approximately $1.2 billion in net leased investments.

o	For the period July 1, 2012 to December 31, 2014, we have marketed and sold for our company and third parties 360 non-core properties for an aggregate gross sale price of approximately $989.0 million.

•	Focused and Disciplined Investment Strategy

o	We are uniquely focused on acquiring well positioned net leased industrial and office properties.

o	Our target markets consist of Metropolitan Statistical Areas, or MSA’s, that have strong demographics and business-friendly environments, among other things.

o	Our quantitative underwriting model allows us to evaluate opportunities from a risk/return perspective.

•	Strong, Long-Standing Industry Relationships

o	Our management team has cultivated relationships with various constituents in the net leased market for over two decades.

o	We believe our management team’s experience in the sale leaseback space may result in our receiving a “first-call” from numerous companies, advisors, brokers and private equity firms interested in possible sale leaseback transactions.

•	Full Service Asset Management Platform

o	We believe we have the in-house expertise and capability required to perform broad-scope asset management services for ourselves and for third parties in the United States and Europe.

•	Ability to Move Fast

o	We believe we have established a reputation for closing transactions quickly and efficiently.

o	Our due diligence and closing group have extensive experience in closing transactions.

o	Our $600.0 million senior unsecured credit facility, our ATM equity offering program, and other sources of capital allow us to purchase properties for cash instead of with property-specific borrowings, such as mortgages, which can add to the time it would otherwise take to close on an acquisition.

Our Investment Process – United States

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

We review the structural soundness of the improvements on the property and typically engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each building, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with federal, state and local building codes.

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

Credit Underwriting

As part of our investment process, we conduct a review of the tenant’s credit profile which may include a review of any or all of the following:

•	the tenant’s and/or its affiliates’ historical financials;

•	the tenant’s and/or its affiliates’ industry and its competitive position;

•	the tenant’s and/or its affiliates’ business plan and financial projections; and

•	the tenant’s real estate and how a subject property fits into the tenant’s operations.

We may also conduct interviews with management and owners of the tenant and/or its affiliates as a part of this process.

Investment policy

All real estate investments, dispositions and financings must be approved by a credit committee consisting of our most senior officers, including the affirmative approval of our Chief Executive Officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $20.0 million must also be approved by the investment committee of our board of directors. Our board of directors must approve all such transactions having a value of $50.0 million or more. Additionally, the investment committee must approve non-recourse financings greater than $20.0 million and our board of directors must approve all recourse financings, regardless of amount, and non-recourse financings of $50.0 million or more and all related-party transactions, regardless of amount. For purposes of approval thresholds, joint ventures and equity investments are calculated without regard for the joint venture or equity investment structure and are calculated assuming we are acquiring 100% of the property or borrowing 100% of the financing.

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

Some of our investments have been made and may continue to be made through joint ventures and equity investments, which permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. We will not enter into a joint venture or equity investment to make an investment that we would not otherwise purchase on our own under our existing investment policies. As of December 31, 2014, we have investments in one joint venture and one equity investment. Our joint venture investment consists of a 25% interest in a fee interest in 200 Franklin Square Drive, Somerset New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or Philips HQ JV. Our equity investment consists of interests of approximately 20%, representing an equity capital commitment of approximately $60.5 (€50.0 million) million, in the Gramercy European Property Fund.

Use of Leverage

In addition to cash on hand and cash from operations, we anticipate using funds from various sources to finance our acquisitions and operations, including public and private equity issuances, unsecured bank credit facilities and term loans, property-level mortgage debt, OP units and other sources that may become available from time to time. We believe that moderate leverage is prudent. We aspire over time to become an investment grade rated borrower, which may allow us to issue other forms of public and private debt instruments.

We expect that any property-level mortgage borrowings will be structured as non-recourse to us, with limited exceptions that would trigger recourse to us only upon the occurrence of certain fraud, misconduct, environmental, bankruptcy or similar events.

In June 2014, we entered into a Revolving Credit and Term Loan Agreement for a $400.0 million unsecured credit facility consisting of a $200.0 million senior term loan, or the Term Loan, and a $200.0 million senior revolving credit facility, or the Unsecured Credit Facility. We expanded the Unsecured Credit Facility in January 2015, increasing the revolving borrowing capacity thereunder to $400.0 million, which increased our aggregate borrowing capacity under the Unsecured Credit Facility and Term Loan to $600.0 million. The Term Loan expires in June 2019 and was used to repay the existing $200.0 million mortgage loan secured by the Bank of America Portfolio at the time of our acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture, as discussed in Note 5 of our Consolidated Financial Statements. The Unsecured Credit Facility expires in June 2018, with an option for a one-year extension, and replaces our previously existing $150.0 million secured credit facility, or the Secured Credit Facility, which was terminated simultaneously. The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries.

In March 2014, we issued $115.0 million of 3.75% unsecured exchangeable senior notes, or the Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date. The Exchangeable Senior Notes will be exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The Exchangeable Senior Notes have an initial and current exchange rate of 161.1863 and 161.5329, respectively, shares of our common stock per $1.0 thousand principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 and $6.19, respectively, per share of our common stock.

We intend to use unsecured credit facilities and other entity level borrowings in the future as a part of our overall capital structure.

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

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of December 31, 2014, this business, which operates under the name Gramercy Asset Management, manages approximately $1.1 billion of commercial properties. We manage properties for companies including KBS Real Estate Investment Trust, Inc., or KBS, Oak Tree Capital Management, L.P., and the Gramercy European Property Fund.

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

Our Management Agreement with KBS provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of incentive profits earned on sales.

In December 2014, we assumed a Property and Asset Management Agreement, or Gramercy Europe Management Agreement, in connection with our acquisition of ThreadGreen Europe Limited, which we subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management will provide property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany, Finland, and Switzerland.

Our Investment Process – Europe

The process for acquiring Gramercy European Property Fund properties is similar to the process we follow for our United States investments, including, without limitation, procedures for underwriting and analysis, due diligence review and credit underwriting. However, because Gramercy European Property Fund invests in various countries throughout Europe, the unique regulatory and tax structures in the jurisdictions where the properties are located must also be analyzed and can have a significant impact on the Fund’s decision to invest or not invest in a particular jurisdiction. Gramercy European Property Fund also may employ different financing, leverage and hedging strategies than those we apply to our United States investments.

Commercial Real Estate Finance

In March 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. Our commercial real estate finance business invested in and managed a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, Commercial Mortgage-backed securities, or CMBS, and preferred equity involving commercial properties throughout the United States, and which held interests in real estate properties acquired through foreclosures. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three collateralized debt obligations, or CDOs, to CWCapital Investments LLC, or CWCapital, for proceeds of $6.3 million in cash, after expenses. We retained our noninvestment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, in the CDOs, which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. On March 15, 2013, we deconsolidated the assets and liabilities of Gramercy Finance from our Consolidated Financial Statements and recognized a gain on the disposal of $389.1 million within discontinued operations. The carrying value of the Retained CDO Bonds was $4.3 million as of December 31, 2014.

In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. We received reimbursements of $7.4 million during the year ended December 31, 2014, and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2014 is $1.5 million. We do not anticipate receiving a substantial portion of the remaining CDO servicing advance reimbursements until the second half of 2015.

Hedging Activities

We may use a variety of commonly used derivative instruments that are considered conventional, or “plain vanilla” derivatives, including interest rate swaps, caps, collars and floors, in our risk management strategy to limit the effects of changes in interest rates on our operations. We may, from time to time, use derivative instruments in connection with the private placement of equity.

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

We intend to hedge our foreign currency exposure related to our investments made in Europe by financing our investments in the local currency denominations.

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

Other Information

Our corporate office is located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices located in London, United Kingdom, Horsham, Pennsylvania, and Clayton, Missouri. We can be contacted at (212) 297-1000. We maintain a website at www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. On our website, you can obtain, free of charge, a copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. Information on, or accessible through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.

Industry Segments

As of December 31, 2014, we have two reportable operating segments: Investments/Corporate and Asset Management. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures. The Investments/Corporate segment includes all of our activities related to investment and ownership of commercial properties net leased to high quality tenants throughout the United States. The Investments/Corporate segment generates revenues from rental revenues from properties that we own, either directly or in a joint venture or equity investment. The Asset Management segment includes substantially all of our activities related to third-party asset and property management of commercial properties located throughout the United States and Europe. Segment revenue and profit information is presented in Note 18 to our financial statements.

Employees

As of December 31, 2014, we had 103 employees. Our employees are not represented by a collective bargaining agreement.

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

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. In order to mitigate exposure to environmental liability, we maintain an environmental insurance policy that covers substantially all of our properties that expires in October 2019.

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

In order to mitigate exposure to environmental liability, we maintain an environmental insurance policy that covers substantially all of our properties that expires in October 2019. However, the policy is subject to exclusions and limitations and does not cover all of the properties owned by us, and for those properties covered under the policy, insurance may not fully compensate us for any environmental liability. We have no assurance that the insurer on our environmental insurance policy will be able to meet its obligations under the policy. We may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.

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

Our ability to make acquisitions and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. Our board of directors may authorize the issuance of additional classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

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

As a result of our acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture from Garrison Investment Group on June 9, 2014 (the “Joint Venture Acquisition”), we have reduced diversification in number of investments and increased our dependence on individual investments.

Nearly 100% of the properties in the Bank of America Portfolio are leased to Bank of America. The rent generated from these properties represents a significant portion of our rental income. Due to the completion of the Joint Venture Acquisition, the cash flow generated from these properties now represents an even greater portion of our cash flow and decreases our overall diversification. If Bank of America defaults or is otherwise unable to perform under its lease obligations, it would negatively impact our cash flows and overall financial condition. Additionally, because Bank of America operates in the financial services industry, any disruptions in the financial markets or downturns in the financial services industry could cause us to experience higher rates of lease default or terminations than we otherwise would if our tenant base was more diversified.

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

We are presently a comparatively small net leased company with a modest number of warehouse and industrial properties and a proportionally large investment in the Bank of America Portfolio, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

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

Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our properties are located and/or concentrated (such as California), and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our stockholders.

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

Certain of our properties, including a substantial majority of those in our Bank of America Portfolio, are leased to banks that are not eligible to be debtors under the federal bankruptcy code, but would be subject to the liquidation and insolvency provisions of applicable banking laws and regulations. If the Federal Deposit Insurance Corporation were appointed as receiver of a banking tenant because of a tenant’s insolvency, we would become an unsecured creditor of the tenant and be entitled to share with the other unsecured non-depositor creditors in the tenant’s assets on an equal basis after payment to the depositors of their claims. In this event, we may recover substantially less than the full value of any unsecured claims, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our stockholders at historical levels or at all.

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

We may, from time to time and as we have done in the past (including Gramercy Europe), co-invest with third parties through various arrangements, including, but not limited to, partnerships, joint ventures, co-tenancies or other entities, or acquire noncontrolling interests in, or share responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. With such investments, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.

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

Our role as asset manager for properties owned by KBS and others exposes us to litigation risks. In this role, we make asset management and other decisions which could result in adverse financial impacts to third parties. These parties may pursue legal action against us as a result of these decisions, the outcomes of which cannot be certain and may materially adversely impact our financial condition and results of operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NYSE rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We will face particular challenges in maintaining and reporting on our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have our system of internal controls audited. If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business and the trading price of our common stock. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting. In addition, acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to Our European Operations

Our Gramercy Europe Asset Management business and our Gramercy European Property Fund expose us to additional risk.

We have an asset and property management business located in the United Kingdom, and have made capital commitments to a joint venture that will target net leased assets across Europe. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;

•	enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;

•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•	difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S., or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the euro. We will attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we intend to place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

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

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our net taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Internal Revenue Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes (including, without limitation, taxable income from our Retained CDO Bonds that do not currently produce cash distributions), or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

In January 2011, an “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred, which limits our ability to utilize our net operating losses and net capital losses against future taxable income, increasing our dividend distribution requirement which could adversely affect our liquidity.

We have substantial net operating and net capital loss carry forwards which we have used to offset our tax and/or distribution requirements. In January 2011, an “ownership change” for purposes of Section 382 of the Internal Revenue Code occurred, which limits our ability to use these losses. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of our common stock during any cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of our common stock. Such a change in ownership may be triggered by regular trading activity in our common stock, which is generally beyond our control. While we believe we have not had an “ownership change” since January 2011, as a result of our January 2011 “ownership change,” sections 382 and 383 impose an annual limit on the amount of net operating loss and net capital loss carryforward that can be used by us to offset future ordinary taxable income and capital gains, beginning with our 2011 taxable year. Such limitations may increase our dividend distribution requirement, which could adversely affect our liquidity.

Ownership Change under Section 382 of the Internal Revenue Code can have adverse tax consequences.

In connection with transactions in our shares of common stock from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. Calculating whether a Section 382 ownership change has occurred is subject to uncertainties, including the complexity and ambiguity of Section 382 and limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. If an ownership change were to occur, our ability to use certain tax attributes, including net operating losses and net capital losses and other credits, deductions or tax basis, may be limited, which could have an adverse impact on our business.

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

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, no person may own more than 9.8% of the aggregate value of the outstanding shares of our stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The board of directors may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock, would result in the termination of our status as a REIT. These ownership limits could delay or prevent a transaction or a change in our control that might be in the best interest of our stockholders.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board of directors may deem relevant from time to time.

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

  A person is not an interested stockholder under the statute if our board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

  After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors approved by the affirmative vote of at least:

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

In addition, Maryland law provides that “control shares” of a corporation (defined as shares which, when aggregated with other shares controlled by the stockholder, except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by the corporation’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the Maryland General Corporation Law (the “MGCL”), with respect to its business combination provisions and its control share provisions by resolution of the board of directors and a provision in our bylaws, respectively. However, in the future the board of directors may reverse its decision by resolution and elect to opt in to the MGCL’s business combination provisions, or amend our bylaws and elect to opt in to the MGCL’s control share provisions.

Additionally, Title 8, Subtitle 3 of the MGCL permits the board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. These provisions may have the effect of inhibiting a third-party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the stockholders with an opportunity to realize a premium over the then-current market price.

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

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. Any such issuance could dilute our existing stockholders’ interests. In addition, the board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, the board of directors may establish a class or series of preferred stock that could delay or prevent a transaction or a change in control that might be in the best interest of our stockholders.

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

The price of our common stock may fluctuate significantly.

The trading price of our common stock may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, or FFO, cash flows, liquidity or distributions;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about us or the real estate industry or sector in which we operate;

•	increases in market interest rates that lead purchasers of our shares to demand a higher dividend yield;

•	changes in market valuations of companies similar to us;

•	adverse market reaction to any securities we may issue or additional debt it incurs in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	speculation in the press or investment community;

•	continuing high levels of volatility in the credit markets;

•	the realization of any of the other risk factors included herein; and

•	general market and economic conditions.

The availability and timing of cash distributions is uncertain.

We are generally required to distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. From January 2009 to December 2013 we were prevented from paying dividends to holders of our common stock because we were in arrears in the payment of dividends on our 8.125% Series A cumulative redeemable preferred stock, or Series A Preferred Stock. All Series A Preferred Stock dividend arrearages were paid in full and we reinstituted the payment of a quarterly dividend on our common stock in January 2014.

Our board of directors will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law. We intend over time to make regular quarterly distributions to holders of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot predict the amount of distributions we may make, maintain or increase over time.

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

Cautionary Note Regarding Forward-Looking Information

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•	the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	early termination of the Management Agreement;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

•	our international operations, including unfavorable foreign currency rate fluctuations, enactment or changes in laws relating to foreign ownership of property, and local economic or political conditions that could adversely affect our earnings and cash flows;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets;

•	the high tenant concentration of our Bank of America Portfolio;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

•	our ability to satisfy complex rules in order for us to qualify as a REIT for federal income tax purposes and qualify for our exemption under the Investment Company Act, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	uninsured or underinsured losses relating to our properties;

•	our inability to comply with the laws, rules and regulations applicable to companies, and in particular, public companies;

•	tenant bankruptcies and defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	the continuing threat of terrorist attacks on the national, regional and local economies; and

•	other factors discussed under Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2014 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, which are incorporated by reference herein.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about our company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1, “Business — Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this filing, we do not have any unresolved comments with the staff of the SEC.

ITEM 2. PROPERTIES (Dollar amounts in thousands, except square feet and dollar per square foot amounts)

Our corporate headquarters are located in midtown Manhattan at 521 Fifth Avenue, 30th Floor, New York, New York 10175. We also have regional offices located in London, United Kingdom, Horsham, Pennsylvania, and Clayton, Missouri.

Current Property Portfolio

As of December 31, 2014, we owned interests, either directly or through a joint venture or equity investment, in 132 properties containing an aggregate of approximately 13.7 million rentable square feet. The following table provides information about the properties in our portfolio as of December 31, 2014:

GPT PORTFOLIO:

No. of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot (1)		Term Expiry (2)
Industrial Properties
1	Greenwood, IN	Nestle Waters North America, Inc.	294,388	$3.50		7/31/2024
1	Greenfield, IN	Stanley Security Solutions, Inc. (3)	168,000	$4.40		2/28/2022
		Harlan Laboratories, Inc. (3)	77,041	$7.18		12/31/2018
1	Olive Branch, MS	Five Below, Inc.	605,427	$2.85		12/31/2022(4)
1	Garland, TX	Apex Tool Group, LLC	341,840	$2.23		10/31/2032
1	East Brunswick, NJ (5)	Con-Way Freight, Inc.	33,664	$28.15		1/31/2019
1	Atlanta, GA (5)	FedEx Freight, Inc.	129,535	$5.05		5/31/2020
1	Bellmawr, NJ	Federal Express Corporation	62,230	$4.69		10/31/2022
1	Hialeah Gardens, FL (6),(7)	Preferred Freezer Services of Hialeah LLC	117,591	$17.89	(7)	5/31/2039
1	Deer Park, NY (5)	YRC Inc.	18,396	$16.25		12/31/2019
1	Elkridge, MD (5)	New Penn Motor Express, Inc	33,572	$14.84		5/31/2019
1	Orlando, FL (5)	YRC Inc.	46,458	$8.31		1/31/2019
1	Houston, TX (5)	YRC Inc.	101,940	$5.51		5/31/2019
1	Logan, NJ (6)	Albert's Organics, Inc.	70,000	$10.51		5/31/2028
1	Atlanta, GA	KapStone Paper and Packaging Corp	133,317	$2.65		4/30/2023
1	Manassas, VA	Retrievex Acquisition Corp. V	40,018	$7.43		12/31/2024
1	Manassas, VA	Retrievex Acquisition Corp. V	43,047	$7.43		12/31/2024
1	Yuma, AZ (6)	Earthbound Holdings II, LLC	216,727	$6.69		9/30/2033
1	Austin, TX	Angelica Textile Services, Inc.	120,347	$6.03		10/31/2028
1	Galesburg, IL	Euclid Beverage Ltd.	52,700	$3.51		10/9/2021
1	Peru, IL	Euclid Beverage Ltd.	78,100	$7.06		6/9/2022
1	Lawrence, IN	EF Transit, Inc.	534,769	$5.42		6/30/2024
1	Waco, TX	Associated Hygienic Products, LLC	303,000	$6.90		7/31/2029
1	Upper Macungie, PA	AMCOR Rigid Plastics USA, Inc.	480,000	$5.20		12/23/2028
1	Vernon, CA	Douglas Steel Supply Company	66,587	$7.65		12/31/2028
1	Vernon, CA	Douglas Steel Supply Company	53,919	$7.65		12/31/2028
1	Des Plaines, IL	Filtran LLC	115,472	$4.20		10/31/2025
1	Elgin, IL	Dynacast, LLC	112,325	$7.37		8/31/2028
1	Harrisburg, PA	Cummins Power Systems, LLC	183,200	$2.12		5/31/2025
1	Elk Grove Village, IL	Hearthside Holdco LLC	309,284	$4.45		12/31/2023
1	Tampa, FL	Cott Beverages Inc.	175,920	$4.08		1/31/2020
1	Ames, IA	AMCOR Rigid Plastics USA, Inc.	300,000	$3.92		12/31/2020
		Jacobson Warehouse Company	196,000	$3.65		12/31/2016
		Strategic Warehousing, LLC	80,876	$3.75		12/31/2016
1	Buford, GA	Office Depot, Inc.	550,000	$5.08		4/30/2020
1	Wilson, NC	Cott Beverages Inc.	328,000	$3.63		5/31/2026
1	Arlington Heights, IL (6)	European Imports Ltd.	186,954	$8.20		5/31/2019
1	Bloomingdale, FL	Compass Group USA, Inc.	110,063	$3.20		7/31/2024
1	Kenosha, WI	Emerson Electric	160,300	$4.62		9/30/2024
1	Worcester, MA	Polar Corp.	285,437	$5.56		3/31/2024
1	Miami, FL	International Data Depository, Inc.	187,749	$4.12		10/31/2021
1	Morrow, GA	Global Stainless Supply, Inc.	203,850	$2.40		1/20/2020
1	Puyallup, WA	Saint-Gobain Abrasives, Inc.	108,644	$6.13		2/29/2024
1	Rolling Meadows, IL	J.C. Restoration, Inc.	93,614	$7.91		12/3/2026
1	Lewisville, TX	CompuData Products, Inc.	86,683	$4.23		5/31/2028
		E.A. Sween Company	28,776	$5.25		11/30/2018
1	Groveport, OH	Almo Distributing Pennsylvania, Inc.	240,000	$2.15		3/31/2018
1	Midway, GA	Pacific Global Logistics, Inc.	502,854	$2.67		1/31/2019
1	Buffalo Grove, IL	CrossCom National, LLC	60,014	$6.84		12/31/2021
1	Burr Ridge, IL	Harry Holland & Son, Inc.	47,000	$7.15		2/29/2020
1	Hamlet, NC	Henry's Tackle, LLC	310,673	$3.15		5/30/2024
1	Downers Grove, IL	Valid USA, Inc.	109,000	$6.11		9/30/2029
1	Bolingbrook, IL	Valid USA, Inc.	225,203	$3.90		5/31/2029
49	Subtotal		9,520,504
Office/Banking Center Properties
1	Emmaus, PA	Sovereign Bank	4,800	$32.54		2/28/2019
1	Calabash, SC	PNC Bank, N.A.	2,048	$36.62		12/31/2018
1	Morristown, NJ	Wells Fargo Bank, N.A.	16,865	$6.13		9/30/2024
		U.S. Bank National Association (3)	12,324	$20.79		10/31/2018
1	St. Louis, MO	Bank of America, N.A.	15,483	$8.02		12/31/2017
		John Corley, Inc.	5,477	$15.00		3/31/2022
		NRT (Coldwell Banker Gundaker)	4,101	$18.25		12/31/2019
1	Nashville, TN	Aramark Corporation	88,958	$14.00		6/30/2029
1	Malvern, PA	Fujirebio Diagnostics, Inc.	190,597	$8.58		3/31/2030
1	Parsippany, NJ	Solix Inc.	56,230	$22.50		5/31/2021
1	Westlake Village, CA	Bank of America, N.A.	253,720	$12.36		12/31/2020
10	Jacksonville, FL	Bank of America, N.A.	1,237,719	$8.87		6/30/2023
5	Phoenix, AZ	Bank of America, N.A.	539,849	$8.87		6/30/2023
1	Mesa, AZ	Bank of America, N.A.	20,960	$8.87		6/30/2023
31	California	Bank of America, N.A.	597,784	$8.87		6/30/2023
		Non-Bank of America, N.A.-7 tenants	15,074	various		various
7	Florida	Bank of America, N.A.	245,960	$8.87		6/30/2023
		Non-Bank of America, N.A.-1 tenant	3,259	various		various
1	Savannah, GA	Bank of America, N.A.	21,625	$8.87		6/30/2023
1	Overland Park, KS	Bank of America, N.A.	12,158	$8.87		6/30/2023
2	Maryland	Bank of America, N.A.	36,449	$8.87		6/30/2023
3	Missouri	Bank of America, N.A.	37,147	$8.87		6/30/2023
1	Albuquerque, NM	Bank of America, N.A.	37,029	$8.87		6/30/2023
		Non-Bank of America, N.A.-1 tenant	22,453	$15.55		2/28/2025
3	Texas	Bank of America, N.A.	65,748	$8.87		6/30/2023
2	Washington	Bank of America, N.A.	95,626	$8.87		6/30/2023
		Non-Bank of America, N.A.-1 tenant	408	$8.78		1/31/2015
75	Subtotal		3,639,851

No. of Properties	Location	Tenant(s)	Leased Square Feet	Contractual Base Rent Per Square Foot (1)		Term Expiry (2)
Specialty Properties
1	Hutchins, TX	Adesa Texas, Inc.	196,366	$0.66	(9)	7/31/2029
1	Franklin Park, IL	Enterprise Leasing Company of Chicago, LLC	22,872	$2.22	(9)	4/30/2021
1	Chicago, IL	North American Central School Bus Int. Holding Co., LLC	36,500	$2.16	(9)	10/31/2022
3	Medley, FL	LKQ Crystal River, Inc.	27,403	$0.97	(9)	7/31/2022
1	Santa Clara, CA	Enterprise Rent-A-Car Company of San Francisco, LLC	5,066	$3.65	(9)	3/31/2021
7	Subtotal		288,207
131	TOTAL WHOLLY OWNED PORTFOLIO		13,448,562

OUR JOINT VENTURE AND EQUITY INVESTMENTS PORTFOLIO:
1	Somerset, NJ (8)	Philips Holding, USA Inc.	199,900	$18.81		12/31/2021
1	Subtotal		199,900
1	TOTAL JOINT VENTURE AND EQUITY INVESTMENT PORTFOLIO		199,900
132	TOTAL PORTFOLIO		13,648,462

(1)	Represents contractual base rent per square foot in effect as of December 31, 2014.

(2)	Term expiry represents the date on which the current lease will expire should the parties to the lease elect to not exercise a term extension option or provision.

(3)	Tenants lease spaces pursuant to a modified gross lease.

(4)	The effective lease expiration date is May 1, 2021. Tenant has an early termination right effective November 1, 2018 upon payment of a termination fee equivalent to 31 months of rent.

(5)	Truck terminal.

(6)	Cold storage facility.

(7)	Build-to-suit project that was completed in June 2014.

(8)	We own a 25% interest in the Philips Headquarters property.
(9)	Contractual base rent per square foot for specialty properties is based on land square feet.

Summary Portfolio Characteristics

The following is a summary of the characteristics of our property portfolio, including properties owned in a joint venture or equity investment, as of December 31, 2014:

•	99% occupancy;

•	A weighted average remaining lease term of 9.6 years (based on gross purchase price);

•	56% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on gross purchase price);

•	Industrial portfolio comprised of 9.5 million aggregate rentable square feet with an average base rent per square foot of $6.67;

•	Office/banking center portfolio comprised of 3.9 million aggregate rentable square feet with an average base rent per square foot of $10.07 (including one property we own through a joint venture);

•	Specialty asset portfolio of seven improved sites comprised of 224 acres of land and 288 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot, a rental car company, and salvage yards; and

•	Top five tenants by annualized base rent include Bank of America, N.A (33%), Adesa Texas, Inc. (6%), AMCOR Rigid Plastics USA, Inc. (4%), EF Transit, Inc. (3%), and Office Depot, Inc. (3%). Each of the top five tenant leases is guaranteed by the respective tenant’s parent company.

Joint Ventures and Equity Investments

Bank of America Portfolio — We owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when we acquired the remaining 50% equity interest from Garrison Investment Group, or Garrison. The portfolio was encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties, which was paid off at the time of our acquisition of the remaining 50% interest.

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

Gramercy European Property Fund — We formed a private real estate investment fund with several equity investment partners in December 2014, which will invest predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe, or the Gramercy European Property Fund. The equity investors have committed approximately $426.5 million (€352.5 million) in equity capital, including $60.5 million (€50.0 million) from us, which will be used to acquire a portfolio of approximately $1.0 billion in real estate assets by utilizing 55%-60% leverage.

Leased Properties

Our corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten.

Our regional management office located at 550 Blair Mill Road, Suite 120, Horsham, Pennsylvania, is subject to an operating lease with an affiliate of KBS. The lease is for approximately 13,000 square feet, and expires on April 30, 2018, with rents of approximately $151 per annum for year one rising to $221 per annum in year four.

Our regional management office located at 130 South Bemiston Ave, Clayton, Missouri is subject to an operating lease with Clayton Bemiston Owner, LLC. The lease expires on December 31, 2016, with a renewal option of 12 months. The lease is for approximately 1,100 square feet and is subject to rents of $21 per annum for year one, rising to $22 per annum in year three.

Gramercy Europe Asset Management’s office located at 100 New Bond Street, London W1S 1SP, is subject to an operating lease with Lawnpond Limited. The lease is for the second floor space and is subject to rents of $65 plus 20% value added tax per annum. The lease had an expiration date of March 4, 2019 with a right to cancel with 30 days’ notice. Lawnpond Limited served notice to terminate the lease effective January 14, 2015. We entered into a new operating lease agreement in February 2015 for an office located at 15 Bedford Street, London WC2E 9HE, United Kingdom.

Development Plans

As of December 31, 2014, we have no plans for development of new properties other than in connection with build-to-suit transactions where a tenant has signed a lease in advance of construction, and a developer or builder bears the risk of completion on-time and on-budget. We will, from time to time renovate, improve, expand or repair existing properties where we believe the incremental investment increases the value of the property and the incremental capital can be invested at attractive risk-adjusted returns. We will, from time to time acquire adjacent land parcels to properties in our portfolio in order to accommodate expansions of existing properties. We have had one build-to-suit transaction pursuant to which we committed to construct an approximately 118,000 square foot cold storage facility in Hialeah Gardens, Florida. Construction of the facility was completed in the third quarter of 2014.

ITEM 3.	LEGAL PROCEEDINGS

In December 2010, we sold our 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2.9 million of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 thousand of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against us in connection with the 2 Herald Sale Transaction. We believe that the NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intend to vigorously defend against same.

  In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of our NYC DOF Transfer Tax Assessment appeal was completed in December 2014, and a decision is expected in mid-2015. We anticipate that our appeal of the NYS DOT Transfer Tax Assessment will be set for trial in late 2015 or early 2016.

  We believe that we have strong defenses against the Transfer Tax Assessments and intend to continue to vigorously assert same. We evaluate contingencies based on information currently available, including the advice of counsel. We establish accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. We will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, we established an accrual of approximately $4.3 million for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties as of that date. There was $4.5 million and $4.3 million accrued and recorded in discontinued operations for the matter for the years ended December 31, 2014 and 2013, respectively. There was $271 thousand and $814 thousand of interest recorded in discontinued operations for the matter for the years ended December 31, 2014 and 2013, respectively.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 2, 2004 under the symbol “GKK.” In April 2013, we changed our name from Gramercy Capital Corp. to Gramercy Property Trust Inc. reflecting our transformation into an equity real estate business, and on April 15, 2013, our NYSE ticker symbol was changed to “GPT.” On March 5, 2015, the reported closing sale price per share of common stock on the NYSE was $ 7.24 and there were approximately 263 holders of record of our common stock. This number does not include stockholders’ shares held in nominee or street name. The table below sets forth the quarterly high and low closing sales prices of our common stock on the NYSE for the years ended December 31, 2014 and 2013 and the distributions paid by us with respect to the periods indicated.

	2014			2013
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$6.18	$5.04	$0.035	$5.21	$3.00	$—
June 30	$6.20	$5.08	$0.035	$5.17	$4.34	$—
September 30	$6.40	$5.76	$0.035	$4.83	$3.99	$—
December 31	$6.99	$5.68	$0.050	$5.76	$3.99	$—

Dividends

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through dividends to maintain REIT status, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends,” for additional information regarding our dividends.

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

In the third quarter of 2014, we issued 3,500,000 shares of 7.125% Series B Preferred Stock, or Series B Preferred Stock, priced at liquidation preference $25.00 per share, and issued through a public offering, and redeemed all of the outstanding shares of our 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. In December 2013, our board of directors authorized and we declared a “catch-up” dividend in the amount of $10.23524 per share of our 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013.

Common Units and Recent Sales of Unregistered and Registered Securities

On July 31, 2014, we issued 3,778,405 OP Units in connection with the acquisition of three properties. The issuance of the shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of our common stock, par value $0.001 per share, except that we may, at our election, acquire each OP Unit for one share of our common stock. During the year ended December 31, 2014, 1,440,854 OP Units were converted into 1,440,854 shares of our common stock. As of December 31, 2014 there are 2,337,551 shares of our common stock reserved for issuance upon redemption of limited partnership interest of the Operating Partnership.

In March 2014, we completed a private offering of $115.0 million aggregate principal amount of the Operating Partnership’s 3.75% Exchangeable Senior Notes due 2019. The Exchangeable Senior Notes have an initial exchange price of approximately $6.20 per share of our common stock, exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock. The initial exchange rate is adjustable under certain circumstances. The Exchangeable Senior Notes may be redeemed by us, in certain circumstances, on or after March 20, 2017.

In May 2014, we completed an underwritten public offering of 46,000,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218.2 million, after expenses.

In December 2014, we completed an underwritten public offering of 59,800,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase up to 7,800,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $5.90 per share and the net proceeds from the offering were approximately $336.1 million, after expenses.

Stock Performance Graph

This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on December 31, 2009 and assumes the reinvestment of dividends.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	206,902	$12.82	—
Equity compensation plans not approved by security holders(2)	—	—	100,000
Total	206,902	$12.82	100,000

(1)	Includes information related to our 2004 Equity Incentive Plan.

(2)	Includes information related to our 2012 Inducement Equity Incentive Plan; Assumes there have been 2.4 million units of limited partnership interests in our Operating Partnership, or LTIP units, issued pursuant to the 2012 Inducement Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected financial data and should be read in conjunction with our financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K. Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations.

Operating Data (In thousands, except share and per share data)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$107,940	$56,704	$36,821	$7,772	$1,197
Property operating expenses	38,620	22,279	23,226	5,947	4,033
Net impairment recognized in earnings	4,816	2,002	—	—	—
Depreciation and amortization	36,408	5,675	256	136	174
Interest expense	16,586	1,732	—	—	280
Realized loss on derivative instruments	3,300	—	—	—	—
Unrealized loss on derivative instruments	—	115	—	—	—
Management, general and administrative	18,416	18,210	25,335	22,150	22,369
Acquisition expenses	6,171	2,808	111	—	—
Total expenses	124,317	52,821	48,928	28,233	26,856
Income (loss) from continuing operations before equity in income (loss) from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, and provision for taxes	(16,377)	3,883	(12,107)	(20,461)	(25,659)
Equity in net income (loss) of joint ventures and equity investments	1,959	(5,662)	(2,904)	121	(303)
Loss from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, and discontinued operations	(14,418)	(1,779)	(15,011)	(20,340)	(25,962)
Gain on remeasurement of previously held joint venture	72,345	—	—	—	—
Loss on extinguishment of debt	(1,925)	—	—	—	—
Provision for taxes	(809)	(6,393)	(3,330)	(563)	(966)
Net income (loss) from continuing operations	55,193	(8,172)	(18,341)	(20,903)	(26,928)
Net income (loss) from discontinued operations	(524)	392,999	(153,207)	358,380	(946,615)
Net income (loss)	54,669	384,827	(171,548)	337,477	(973,543)
Net (income) loss attributable to non-controlling interest	236	—	—	—	(145)
Net income (loss) attributable to Gramercy Property Trust Inc.	54,905	384,827	(171,548)	337,477	(973,688)
Preferred stock redemption costs	(2,912)	—	—	—	—
Accrued preferred stock dividends	(7,349)	(7,162)	(7,162)	(7,162)	(8,798)
Excess of carrying amount of tendered preferred stock over consideration paid	—	—	—	—	13,713
Net income (loss) available to common stockholders	$44,644	$377,665	$(178,710)	$330,315	$(968,773)
Net income (loss) per common share – Basic	$0.43	$6.14	$(3.44)	$6.58	$(19.40)
Net income (loss) per common share – Diluted	$0.41	$6.14	$(3.44)	$6.58	$(19.40)
Basic weighted average common shares outstanding	104,811,814	61,500,847	51,976,462	50,229,102	49,923,930
Diluted weighted average common shares and common share equivalents outstanding	107,750,340	61,500,847	51,976,462	50,229,102	49,923,930

Balance Sheet Data (In thousands)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Total real estate investments, net	$1,040,022	$333,465	$23,109	$7,631	$2,226,212
Loans and other lending investments, net	—	—	73	828	1,512
Assets held for sale, net	—	—	1,952,264	2,078,146	2,441,827
Investment in unconsolidated joint ventures and equity investments	—	39,385	72,742	496	3,650
Total assets	$1,500,000	$491,663	$2,168,836	$2,258,330	$5,491,993
Mortgage note payable	161,642	122,180	—	—	1,640,671
Mezzanine loans payable	—	—	—	—	549,713
Secured revolving credit facility	—	45,000	—	—	—
Unsecured revolving credit facility and term loan	200,000	—	—	—	—
Exchangeable senior notes, net	107,836	—	—	—	—
Total liabilities	577,090	225,190	2,420,664	2,698,760	5,984,986
Noncontrolling interest in operating partnership	16,129	—	—	—	—
Stockholders' equity (deficit)	$906,781	$266,473	$(251,828)	$(440,430)	$(492,993)

Other Data (In thousands)

	For the year ended December 31,
	2014	2013	2012	2011	2010
Funds from operations(1)	$12,297	$1,267	$(24,616)	$(24,696)	$(21,984)
Cash flows provided by operating activities	$32,787	$29,403	$283	$87,105	$116,831
Cash flows provided by (used by) investing activities	$(471,174)	$(216,092)	$248,288	$51,133	$154,707
Cash flows provided by (used by) financing activities	$595,171	$124,620	$(306,894)	$(195,358)	$(189,038)

(1)	We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships, joint ventures, and equity investments. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

A reconciliation of FFO to net income computed in accordance with GAAP is provided in Item 7 under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands, except Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial and office properties. We focus on income producing properties leased to high quality tenants in major markets in the United States and Europe. Gramercy is organized as a REIT.

Gramercy earns revenues primarily through three sources. We earn rental revenues on properties that we own directly or in a joint venture in the United States, asset management revenues on properties owned by third parties in both the United States and Europe and pro-rata rental revenues on our investment in the Gramercy European Property Fund.

As of December 31, 2014, we owned interests (either directly or through a joint venture or equity investment) in 132 properties containing an aggregate of approximately 13.7 million rentable square feet. The following is a summary of the characteristics of our property portfolio at December 31, 2014:

•	99% occupancy;

•	A weighted average remaining lease term of 9.6 years (based on gross purchase price);

•	56% investment grade tenancy (includes subsidiaries of non-guarantor investment grade parent companies) (based on gross purchase price);

•	Industrial portfolio comprised of 9.5 million aggregate rentable square feet with an average base rent per square foot of $6.67;

•	Office/banking center portfolio comprised of 3.9 million aggregate rentable square feet with an average base rent per square foot of $10.07 (including one property we own through a joint venture);

•	Specialty asset portfolio of seven improved sites comprised of 224 acres of land and 288 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot, a rental car company, and salvage yards; and

•	Top five tenants by annualized base rent include: Bank of America, N.A. or Bank of America, guaranteed by Bank of America Corp. (33%); Adesa Texas, Inc., guaranteed by KAR Holdings, Inc. (6%); AMCOR Rigid Plastics USA, Inc., guaranteed by Amcor Limited (4%); EF Transit, Inc., guaranteed by Monarch Beverage Co., Inc. (3%); and Office Depot, Inc., guaranteed by Office Depot, Inc. (3%).

In 2014, we achieved a number of transformative milestones, including:

Property Investment

•	During the year ended December 31, 2014, we acquired 100 properties aggregating approximately 9.0 million square feet in 28 separate transactions for a total purchase price of approximately $834.3 million, including the acquisition of the remaining 50% equity interest in the Bank of America Portfolio.

Raised Capital

•	In March 2014, we completed a private offering of $115.0 million aggregate principal amount of our Operating Partnership’s 3.75% Exchangeable Senior Notes due 2019. The Exchangeable Senior Notes have an initial exchange price of approximately $6.20 per share of our common stock, exchangeable, under certain circumstances for cash, for shares of our common stock or for a combination of cash and shares of our common stock;

•	In May 2014, we raised net proceeds of $218.2 million through a public offering of 46.0 million shares of our common stock;

•	In June 2014, we closed on a $400.0 million senior unsecured credit facility, consisting of a $200.0 million revolving credit facility and $200.0 million term loan; In January 2015, we expanded the senior unsecured credit facility, increasing the revolving borrowing capacity thereunder to $400.0 million, which increased our aggregate borrowing capacity under the facility to $600.0 million;

•	In July 2014, we issued approximately 3.8 million limited operating partnership units, or OP Units, of our Operating Partnership, priced at $6.19 per share, in connection with the acquisition of a portfolio of three industrial properties;

•	In August 2014, we raised $81.6 million of net proceeds through a public offering of 3.5 million shares of 7.125% Series B Cumulative Redeemable Preferred Stock and, in September 2014, we redeemed all of our outstanding 8.125% Series A Cumulative Redeemable Preferred Stock;

•	In September 2014, we established an “at-the-market” equity offering program, or ATM, under which we may from time to time issue an aggregate of up to $100.0 million of our common stock; and

•	In December 2014, we raised net proceeds of $336.1 million through a public offering of 59.8 million shares of our common stock.

Launched European Operations

•	In December 2014, we formed Gramercy European Property Fund, a private real estate investment fund with several equity investment partners, targeting single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors have committed approximately $426.5 million (€352.5 million) in equity capital, including $60.5 million (€50.0 million) from us, which will be used to acquire a portfolio of approximately $1.0 billion in real estate assets by utilizing 55%-60% leverage; and

•	Simultaneously, we acquired 100% of the ownership interests of ThreadGreen Europe Limited, or Gramercy Europe Asset Management, a London-based company that manages real estate investments across Europe, to provide investment and asset management services to the Gramercy European Property Fund.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our stockholders. We have in the past established, and may in the future establish TRSs to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

We conduct substantially all of our operations through GPT Property Trust LP, our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our realty management business primarily through a wholly-owned TRS.

Unless the context requires otherwise, all references to “Gramercy,” “our Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including our Operating Partnership.

Property Portfolio

During the year ended December 31, 2014, we acquired 100 properties aggregating approximately 9.0 million square feet for a total purchase price of approximately $834.3 million. A summary of our consolidated portfolio as of December 31, 2014 and 2013 is presented below:

							Weighted-average
	Number of Properties		Rentable Square Feet		Occupancy		Lease Term(1)
Properties	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Office/Banking Centers	75	3	3,717,877	48,709	97.9%	100.0%	8.73	8.45
Industrial Properties	49	25	9,520,504	4,222,613	100.0%	100.0%	9.26	10.38
Specialty Assets	7	3	288,207	255,738	100.0%	100.0%	13.57	13.87
Total	131	31	13,526,588	4,527,060	99.4%	100.0%	9.19	10.55

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2014 and 2013, respectively. The weighted-average calculation is based upon square footage.

Joint Ventures and Equity Investments

Bank of America Portfolio — We owned a 50% interest in the Bank of America Portfolio joint venture until June 2014, when we acquired the remaining 50% equity interest from Garrison Investment Group. The portfolio was encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties, which was paid off at the time of our acquisition of the remaining 50% interest.

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

Gramercy European Property Fund — We formed a private real estate investment fund with several equity investment partners in December 2014, which will invest predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe, or the Gramercy European Property Fund. The equity investors have committed approximately $426.5 million (€352.5 million) in equity capital, including $60.5 million (€50.0 million) from us, which will be used to acquire a portfolio of approximately $1.0 billion in real estate assets by utilizing 55%-60% leverage.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of December 31, 2014, this business, which operates under the name Gramercy Asset Management, managed approximately $1.1 billion of commercial properties located throughout the United States and Europe. We manage properties for companies including KBS, Oak Tree Capital Management, L.P., and the Gramercy European Property Fund.

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

Our Management Agreement with KBS provides for a base management fee of $7.5 million per year as well as certain other fees as provided therein. The term of the Management Agreement will continue to December 31, 2016 (with a one year extension option exercisable by KBS), unless earlier terminated as therein provided, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of profits earned on sales.

In December 2014, we assumed the Gramercy Europe Asset Management Agreement in connection with the acquisition of ThreadGreen Europe Limited, which was renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management will provide property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany, Finland, and Switzerland. In connection with the formation of the Gramercy European Property Fund with several investment partners, we also established a management company, which has a management contract with Gramercy European Property Fund for the provision of property and asset management services to the Gramercy European Property Fund.

Commercial Real Estate Finance

In March 2013, we disposed of our Gramercy Finance segment, and exited the commercial real estate finance business. Our commercial real estate finance business invested in and managed a diversified portfolio of real estate loans, including whole loans, bridge loans, subordinate interests in whole loans, mezzanine loans, CMBS, and preferred equity involving commercial properties throughout the United States, and which held interests in real estate properties acquired through foreclosures. The disposal was completed pursuant to a sale and purchase agreement to transfer the collateral management and sub-special servicing agreements for our three CDOs to CWCapital for proceeds of $6.3 million in cash, after expenses. We maintained the Retained CDO Bonds, which represent noninvestment grade subordinate bonds, preferred shares and ordinary shares in the CDOs, and which may allow us to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that we will realize any proceeds from the Retained CDO Bonds or what the timing of these proceeds might be. On March 15, 2013, we deconsolidated the assets and liabilities of Gramercy Finance from our Consolidated Financial Statements and recognized a gain on the disposal of $389.1 million within discontinued operations. The carrying value of the Retained CDO Bonds was $4.3 million as of December 31, 2014.

In addition to our Retained CDO Bonds, we expect to receive additional cash proceeds for past CDO servicing advances when specific assets within the CDOs are liquidated. We received reimbursements of $7.4 million during the year ended December 31, 2014, and the carrying value of the receivable for servicing advance reimbursements as of December 31, 2014 is $1.5 million. We do not anticipate receiving a substantial portion of the remaining CDO servicing advance reimbursements until the second half of 2015.

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

Real Estate Investments

We record acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. We allocate the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase, in the case of below-market leases, or a decrease, in the case of above-market leases, to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized over the expected term of the associated lease.

We assess the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental revenue over the renewal period. Additionally, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase at the time of acquisition.

Acquired real estate investments involving sale-leasebacks that have newly-originated leases are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. Acquired real estate investments which are under construction are considered build-to-suit transactions and other acquired real estate investments that do not meet the definition of a business combination are recorded at cost. In build-to-suit transactions, we engage a developer to construct a property or provide funds to a tenant to develop a property. We capitalize the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.

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

We also review the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in our Consolidated Statements of Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

Joint Ventures and Equity Investments

We account for joint ventures and equity investments under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In joint ventures and equity investments, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as joint venture and equity investments, as applicable, and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the joint venture or equity investment debt is recourse to us. As of December 31, 2014 and 2013, we had joint venture and equity investments of $0 and $39,385, respectively.

Variable Interest Entities

We have one consolidated variable interest entity, or VIE, as of December 31, 2014 and no consolidated VIEs as of December 31, 2013. We have four unconsolidated VIEs as of December 31, 2014 and three unconsolidated VIEs as of December 31, 2013.

Consolidated VIEs

Gramercy Europe Asset Management (European Fund Manager)

In connection with our December 2014 investment in the Gramercy European Property Fund, we acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. We have determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, we have concluded that we are that entity’s primary beneficiary and have consolidated the VIE.

As of December 31, 2014, European Fund Manager has no assets or liabilities. European Fund Manager is expected to generate net cash inflows for us in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover our obligations, we may provide financial support for the VIE.

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment, we deconsolidated three VIEs, which represented the three CDOs that we previously managed as part of our Finance business. We were the collateral manager of the three CDOs and in our capacity as collateral manager, we made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which we concluded that we were the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, we transferred the collateral management and sub-special servicing agreements for our three CDOs to CWCapital, thereby removing ourselves as the collateral manager and our ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, we had no continuing involvement with the collateral to the CDOs, and as a result, we determined that we were no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

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

Unconsolidated VIEs

Gramercy Europe Asset Management (European Fund Carry Co.)

In connection with our December 2014 investment in the Gramercy European Property Fund, we acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. We have determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, we do not have a controlling financial interest in the VIE and have accounted for it as an equity investment.

As of December 31, 2014, European Fund Carry Co. has no assets or liabilities

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

Assets Held for Sale

As of December 31, 2014 and 2013, we had no assets classified as held for sale.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. We recorded impairment charges of $0, $0, and $35,043 during the years ended December 31, 2014, 2013, and 2012, respectively, related to real estate investments within discontinued operations.

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

We continually review receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determine collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, we increase the allowance for doubtful accounts or record a direct write-off of the receivable.

Intangible Assets and Liabilities

We follow the acquisition method of accounting for business combinations. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease and ground rent rates, the value of in-place leases, and acquired contract-based intangibles. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired.

Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Above-market and below-market ground rent intangibles are recorded for properties acquired in which we are the lessee pursuant to a ground lease assumed on the property at acquisition. The above-market and below-market ground rent intangibles are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the ground leases assumed. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If we terminate a lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.

Contracts that we have assumed pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. We determine the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized to depreciation and amortization expense on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to depreciation and amortization expense. Contract intangibles are recorded in other assets on our Consolidated Balance Sheets.

Goodwill

Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We did not record any impairment on our goodwill during 2014.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance. The accrual for reimbursement of servicing advances incurred while we were the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. We have no control over the timing of the resolution of the related assets, however, we earn accrued interest at the prime rate for the time that these reimbursements are outstanding. For the years ended December 31, 2014 and December 31, 2013 we received reimbursements of $7,428 and $6,055, respectively. As of December 31, 2014 and December 31, 2013, the servicing advances receivable is $1,485 and $8,758, respectively.

We review the servicing advances receivable on a quarterly basis and determine collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2014, we have reviewed the outstanding servicing advances and have determined that all amounts are collectible.

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDO’s, which we recognized at fair value and retained in March 2013 subsequent to the disposal of Gramercy Finance. Our management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that we will realize any proceeds from this investment, or what the timing of investment income will be for the expected remaining life of the Retained CDO Bonds. We consider these investments to be not of high credit quality and do not expect a full recovery of interest and principal. Therefore, we have suspended interest income accruals on these investments. On a quarterly basis, we evaluate the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, we will record an other-than-temporary impairment in the Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of the Retained CDO Bonds to the present value of our revised expected cash flows, discounted using our pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, we will prospectively adjust the yield using the effective yield method.

As of December 31, 2014, the Retained CDO Bonds had an amortized cost of $4,759 and a fair value of $4,293. For the years ended December 31, 2014 and December 31, 2013, we recognized other-than-temporary impairment, or OTTI, of $4,816 and $2,002, respectively, on the Retained CDO Bonds.

Valuation of Financial Instruments

At December 31, 2014 and December 31, 2013, we measured all of our financial instruments, including Retained CDO Bonds and derivative instruments, on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price.

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

Level II — This level is comprised of financial instruments for which quoted prices are available but which are traded less frequently and instruments that are measured at fair value using management’s judgment, where the inputs into the determination of fair value can be directly observed.

Level III — This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally included in this category include derivatives.

Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that we would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and CMBS. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, we have designated our Retained CDO Bonds as Level III.

Derivative instruments: Fair values of our derivative instruments, such as interest rate swaps, are valued with assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by us and our counterparties. The fair valuation of derivative instruments is most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of us or our counterparties. Fair value of some of our derivative instruments is determined using a Black-Scholes model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Fair value of the our embedded exchange option is determined using a probabilistic valuation model with the assistance of third-party valuation specialists.

Revenue Recognition

Real Estate Investments

Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Consolidated Balance Sheets. We begin recognition of rental revenue from leases on properties that are under construction at the time of acquisition upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Our lease agreements with tenants also generally contain provisions that require tenants to reimburse us for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which we are the primary obligor for these expenses, such amounts are recognized as both revenues and operating expenses for us. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.

Investment income consists primarily of income accretion on our Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income includes interest income on servicing advances and interest income earned and reimbursed related to deposits we make for real estate acquisitions. Interest income on servicing advances is recognized as it is earned and interest income on deposits made for pending acquisitions is recognized when the transaction closes.

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

Asset Management Business

Our asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. We recognize revenue for fees pursuant to our management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Consolidated Balance Sheets.

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

The Original Management Agreement with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, was extended through execution of the Management Agreement, effective as of December 1, 2013, and provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBS, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of profits earned on sales.

The Original Management Agreement, which was in effect through December 1, 2013, provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000. The Threshold Value Profits Participation was capped at a maximum of $12,000.

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, we recognized incentive fees of $5,700 related to the Original Management Agreement and, following the signing of the Management Agreement, KBSAS paid $12,000 to us in satisfaction of our profit participation interest under the Original Management Agreement.

In December 2014, we assumed the Gramercy Europe Asset Management Agreement in connection with the acquisition of ThreadGreen Europe Limited, which we subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management will provide property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Germany, Finland, and Switzerland.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense and property management expense.

Stock-Based Compensation Plans

We have stock-based compensation plans, described more fully in Note 12 in the accompanying financial statements. We account for stock-based awards using the fair value recognition provisions. Awards of stock or restricted stock are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. We assume a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of our stock-based compensation plans, we accept the return of shares of our common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. We also grants awards pursuant to its stock-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in GPT Property Trust LP, our Operating Partnership.

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

We may from time to time use derivative instruments in connection with the private placement of equity. In October 2013, we entered into contingent value right agreements, or CVR Agreements with the share purchasers. Pursuant to each CVR Agreement, we issued to each purchaser the number of contingent value rights, or CVRs, equal to the number of common stock purchased. These CVRs were not designated as hedge instruments. The CVRs did not qualify, nor did we intend for these instruments to qualify, as hedging instruments. On March 25, 2014, the CVR Agreements expired with no value.

In March 2014, we issued Exchangeable Senior Notes, which are exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, in accordance with the terms of the Exchangeable Senior Notes, as described in Note 6 in the accompanying financial statements. The embedded exchange option value of the Exchangeable Senior Notes was originally recorded as a derivative at March 31, 2014, however, pursuant to NYSE share-settlement limitations, the exchange option was revalued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did we intend for it to qualify, as a hedging instrument.

We recognize all derivatives on the Consolidated Balance Sheets at fair value. To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

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

All hedges held by us as of December 31, 2014 are deemed effective based upon the hedging objectives established by our corporate policy governing interest rate risk management. The effect of our derivative instruments on our financial statements is discussed more fully in Note 11.

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

For the years ended December 31, 2014, 2013 and 2012, we recorded $809, $8,908, and $3,330 of income tax expense, including $0, $2,515, and $0, within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to our TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if we believe it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

Our policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2014, 2013 and 2012, we did not incur any material interest or penalties.

Results of Operations

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

Revenues

	2014	2013	Change
Rental revenue	$60,258	$12,181	$48,077
Management fees	25,033	40,896	(15,863)
Operating expense reimbursements	20,604	1,203	19,401
Investment income	1,824	1,717	107
Other income	221	707	(486)
Total revenue	$107,940	$56,704	$51,236
Equity in net income (loss) of joint ventures and equity investments	$1,959	$(5,662)	$7,621

The increase of $48,077 in rental revenue is due to the acquisition of 100 properties in the year ended December 31, 2014 compared to the acquisition of 29 properties in the year ended December 31, 2013.

The decrease of $15,863 in management fees is primarily attributable to the decrease of $9,087 in incentive fees recognized for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease is also attributable to the decrease in the management fees of $5,283 earned from our contract with the Bank of America Portfolio joint venture for the year ended December 31, 2014 compared to the year ended December 31, 2013 as the fees were eliminated upon our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

The increase of $19,401 in operating expense reimbursements is attributable to 100 acquisitions made during the year ended December 31, 2014 compared to 29 acquisitions made during the year ended December 31, 2013.

The increase of $107 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which increased the amount of investment income that was accreted.

For the year ended December 31, 2014, other income is primarily comprised of $155 in interest earned on outstanding servicing advances and cash balances held by us. For the year ended December 31, 2013, other income is primarily comprised of $611 gain on the liquidation of a joint venture plus interest earned on outstanding cash balances.

The equity in net income (loss) of joint ventures and equity investments of $1,959 and $(5,662) for the year ended December 31, 2014 and 2013, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments, including our 50% interest in the Bank of America Portfolio joint venture, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest. The Bank of America Portfolio joint venture net loss for the year ended December 31, 2013 includes our pro-rata share of impairments of $4,866 and gains on sales of $399 related to held for sale and sold properties and $4,534 loss from the sale of a pool of pledged treasury securities and the related defeased mortgage acquired as part of the joint venture’s acquisition.

Expenses

	2014	2013	Change
Property management expenses	$17,500	$20,868	$(3,368)
Property operating expenses	21,120	1,411	19,709
Other-than-temporary impairment	4,816	2,002	2,814
Depreciation and amortization	36,408	5,675	30,733
Interest expense	16,586	1,732	14,854
Loss on derivative instruments	3,300	115	3,185
Management, general and administrative	18,416	18,210	206
Acquisition expenses	6,171	2,808	3,363
Gain on remeasurement of previously held joint venture	(72,345)	-	(72,345)
Loss on extinguishment of debt	1,925	-	1,925
Provision for taxes	809	6,393	(5,584)
Total expenses	$54,706	$59,214	$(4,508)

Property management expenses are comprised of costs related to our asset and property management business. The decrease of $3,368 in property management expenses is primarily related to reduction in costs related to our management fee contracts and the reduction in property management expenses related to our Bank of America Portfolio joint venture as certain fees were eliminated upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $19,709 is attributable to the acquisition of 100 properties in the year ended December 31, 2014.

During the years ended December 31, 2014 and 2013, we recorded other-than-temporary impairments of $4,816 and $2,002, respectively, on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO bonds.

The increase of $30,733 in depreciation and amortization expense is primarily due to the acquisition of 100 properties in the year ended December 31, 2014.

The increase of $14,854 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, our Secured Credit Facility which was terminated in June 2014, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2012.

During the year ended December 31, 2014, we recorded a realized loss on derivative instruments of $3,300. The loss in 2014 was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by a $115 gain on the expiration of the CVR Agreements. During the year ended December 31, 2013, we recorded a $115 loss on derivative instruments related to the CVR Agreements as of December 31, 2013.

The increase of $206 in management, general, and administrative expense is primarily related to increased professional fees and increased stock compensation expense.

The increase of $3,363 in acquisition expenses is attributable to the acquisition of 100 properties in the year ended December 31, 2014 compared to the acquisition of 29 properties in the year ended December 31, 2013.

During the year ended December 31, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture in June 2014.

During the year ended December 31, 2014, we recorded loss on extinguishment of debt of $1,925 related to termination of our Secured Credit Facility in 2014.

The provision for taxes was $809 and $6,393 for the years ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to a reduction of incentive fees recognized.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenues

	2013	2012	Change
Rental revenue	$12,181	$267	$11,914
Management fees	40,896	34,667	6,229
Operating expense reimbursements	1,203	174	1,029
Investment income	1,717	600	1,117
Other income	707	1,113	(406)
Total revenue	$56,704	$36,821	$19,883
Equity in net loss of joint ventures and equity investments	$(5,662)	$(2,904)	$(2,758)

Rental revenue was $12,181 and $267 for the years ended December 31, 2013 and 2012, respectively. The increase of $11,914 in rental revenue is due to the acquisition of 29 properties in the year ended December 31, 2013 compared to the acquisition of two properties in the year ended December 31, 2012.

The increase of $6,229 in management fees is primarily attributable to $10,223 of incentive fees recognized for the year ended December 31, 2013 as compared to $1,277 recognized for the year ended December 31, 2012, which was offset by the renegotiation of KBS management fees.

The increase of $1,029 in operating expense reimbursements is attributable to acquisitions made during the year ended December 31, 2013. For the year ended December 31, 2012, operating expense reimbursements were only attributable to two property acquisitions in November 2012.

Investment income for the year ended December 31, 2013 was primarily attributable to income accretion on the Retained CDO Bonds. For the year ended December 31, 2012, investment income was primarily generated from a mezzanine loan investment which was paid off in December 2012.

For the year ended December 31, 2013, other income is primarily comprised of $611 gain on the liquidation of a joint venture plus interest earned on outstanding cash balances. For the year ended December 31, 2012, other income is primarily comprised of $1,000 settlement payment received from of a defaulted loan investment held outside of our commercial real estate finance segment and interest earned on outstanding cash balances.

The equity in net loss of joint ventures and equity investments of $5,662 and $2,904 for the years ended December 31, 2013 and 2012, respectively, represents our proportionate share of the loss generated by our joint ventures and equity investments, including our Bank of America Portfolio joint venture acquired in December 2012. The Bank of America Portfolio joint venture net loss for the year ended December 31, 2013 includes our pro-rata share of impairments of $4,866 and gains on sales of $399 related to held for sale and sold properties and $4,534 loss from the sale of a pool of pledged treasury securities and the related defeased mortgage acquired as part of the joint venture’s acquisition.

Expenses

	2013	2012	Change
Property management and operating expenses	22,279	23,226	(947)
Other-than-temporary impairment	2,002	-	2,002
Depreciation and amortization	5,675	256	5,419
Interest expense	1,732	-	1,732
Loss on derivative instruments	115	-	115
Management, general and administrative	18,210	25,335	(7,125)
Acquisition expenses	2,808	111	2,697
Provision for taxes	6,393	3,330	3,063
Total expenses	$59,214	$52,258	$6,956

Property management and operating expenses are comprised of costs related to our asset and property management business as well as expenses directly attributable to our real estate portfolio. Property management and operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The decrease of $947 in property management and operating expenses is primarily attributable reduced professional fees related to rebidding professional consulting and other contracts in an effort to reduce our annual operating costs and reduction in salaries and benefits.

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

The increase of $5,419 in depreciation and amortization expense is primarily due to the acquisition of 29 properties in the year ended December 31, 2013, compared to the acquisition of two properties in the year ended December 31, 2012.

The increase of $1,732 in interest expense is primarily attributable to borrowings under our Secured Credit Facility as well as expenses incurred in connection with mortgages encumbering eight other properties. For the year ended December 31, 2012, we had no long term secured debt and accordingly no interest expense was incurred.

During the year ended December 31, 2013, we recorded a $115 loss on derivative instruments related to the CVR Agreements as of December 31, 2013.

The decrease of $7,125 in management, general and administrative expenses is primarily related to $2,615 of costs incurred in connection with our strategic review process completed in 2012, and reduced employee headcount and corresponding decreases in salary and employee benefit costs of $1,696, a reduction in legal and professional fees of $1,095, a reduction in compliance and auditing costs of $1,004 and reduced insurance costs of $336, all of which related to rebidding professional and consulting arrangements as well as savings achieved in connection with reduced complexity of our business subsequent to our disposal of our Gramercy Finance segment and exit from the commercial real estate finance business in March 2013. The remainder of the decrease in management, general and administrative costs for the year ended December 31, 2013 is primarily attributable to lower occupancy costs for leased corporate and regional management offices.

The increase of $2,697 in acquisition expenses is attributable to the acquisition of 29 properties in the year ended December 31, 2013 compared to the acquisition of two properties in the year ended December 31, 2012.

The increase of $3,063 in the provision for taxes is primarily attributable to additional incentive fee revenue recognized during the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our common equity and debt offerings; (iii) borrowings under our unsecured term loan and revolving credit facility; (iv) new financings; (v) proceeds from our Exchangeable Senior Notes offering; and, (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

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

Cash Flows

Net cash provided by operating activities increased $3,384 to $32,787 for the year ended December 31, 2014 compared to $29,403 for the same period in 2013. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the year ended December 31, 2014 was $471,174 compared to net cash used by investing activities of $216,092 during the same period in 2013. The increase in cash flow used by investing activities in 2014 is primarily attributable to the acquisition of 100 properties during the year ended December 31, 2014, net of any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the year ended December 31, 2014 was $595,171 as compared to net cash provided by financing activities of $124,620 during the same period in 2013. The change is primarily attributable to the net proceeds from our equity raises, the net proceeds from our issuance of Exchangeable Senior Notes, and the funds provided from our Term Loan and Unsecured Credit Facility, net of our payment of dividends and our repayment of the outstanding balance on our Secured Credit Facility.

Capitalization

Our authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 220,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 5,000,000 shares of excess stock, $0.001 par value per share. As of December 31, 2014, 186,945,569 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In February 2015, our shareholders approved an increase in the number of our authorized shares of common stock from 220,000,000 to 400,000,000.

In December 2014, we completed an underwritten public offering of 59,800,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 7,800,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $5.90 per share and the net proceeds from the offering were approximately $336,073, after expenses.

In May 2014, we completed an underwritten public offering of 46,000,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218,224, after expenses.

In October 2013, we entered into a common stock purchase agreement and related joinder agreements, for the private placement of 11,535,200 shares of common stock at a price of $4.11 per share, raising net proceeds of $45,520. The purchasers of our stock issued in the private placement agreed not to offer, sell, contract to sell, pledge or otherwise dispose of the common stock purchased until March 25, 2014, without our consent, with certain exceptions if we issued common stock or securities exchangeable into common stock during the period. The shares of common stock sold in the private placement were offered and sold pursuant to an exemption from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchasers were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933. Pursuant to the private placement, we entered into CVR Agreements with purchasers of our stock in that offering. The CVR Agreements expired on March 25, 2014 with no value.

At-The-Market Equity Offering Program

In September 2014, we, along with our Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of our common stock. During the year ended December 31, 2014, we sold 7,712,046 shares of our common stock through the ATM Program for net proceeds of approximately $44,302 after related expenses. The net proceeds from these offerings were used to fund new investments and for other operating purposes. As of December 31, 2014, we have $54,720 available to issue under the ATM Program.

Preferred Stock

At December 31, 2014, we have 3,500,000 of our 7.125% Series B Preferred Stock, or Series B Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series B Preferred Stock are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, we can, at our option, redeem the Series B Preferred Stock at par for cash. In August 2014, we received $81,638 in net proceeds after expenses upon issuance.

In September 2014, we redeemed all of the outstanding shares of our 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. As a result of the redemption, we recorded a $2,912 charge to the Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced April 2005 and was amended and restated in December 2014, our independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by us, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. If dividends are declared by us, each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2014, there were approximately 592,285 phantom stock units outstanding, of which 580,851 units are vested.

Market Capitalization

At December 31, 2014, our consolidated market capitalization is $1,846,902 based on a common stock price of $6.90 per share and the closing price of our common stock on the New York Stock Exchange on December 31, 2014. Market capitalization includes consolidated debt and common and preferred stock.

Equity Incentive Plans

In connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively, pursuant to the 2012 Outperformance Plan, we granted equity awards to these executives in the form of LTIPs, which represent a class of limited partnership interests in our Operating Partnership. The LTIP Units are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in us or our Operating Partnership with respect to liquidating distributions. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if our common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if our common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if our common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units issued in July 2012 in connection with the hiring of new executives had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718.

In March 2013, we granted four senior officers equity awards pursuant to the 2012 Outperformance Plan in the form of LTIP Units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. We used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to our common stock. Compensation expense of $588 and $555 was recorded for the years ended December 31, 2014 and 2013, respectively, for the 2012 Outperformance Plan. Compensation expense of $1,353 will be recorded over the course of the next 24 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2014.

In March 2013, we granted to four senior officers pursuant to the 2004 Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either our stock price or an adjusted funds from operations (as defined by our compensation committee).

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the hiring of these executives, we adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, we may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment. Equity awards issued under the Inducement Plan had a fair value of $6,125 on the date of grant. Compensation expense of $1,148, $766, and $383 was recorded for years ended December 31, 2014, 2013 and 2012, respectively, for the 2012 Inducement Equity Incentive Plan. Compensation expense of $3,828 will be recorded over the course of the next 18 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2014.

We had previously issued LTIP Units to both the former Chief Executive Officer and the former President. During 2011, we entered into an amendment to the LTIP Unit award agreement with these executives to cancel the vesting schedule of outstanding LTIP Units in the Partnership and grant a new vesting schedule with respect to such LTIP Units. The new vesting schedule provided for 50% of each executive's LTIP Units to vest on June 30, 2012 subject to continued employment and an additional 50% of each executive's LTIP Units to vest upon the satisfaction of certain vesting conditions relating to the settlement of our Gramercy Finance business. Compensation expense of $0, $0 and $401 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, related to the issuance and modification of LTIP Units.

In May 2014, we granted 190,477 shares of restricted stock to our Chief Executive Officer, Gordon F. DuGan, to recognize his strong performance leading us in 2013, during which we achieved a number of important repositioning milestones. The restricted stocks awards vest on the fifth anniversary of the date of grant, subject to Mr. DuGan’s continued employment. The shares of restricted stock are also subject to accelerated vesting in certain circumstances pursuant to Mr. DuGan's employment agreement.

Indebtedness

The table below summarizes our debt obligations at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Mortgage notes payable	$161,642	$122,180
Exchangeable senior notes	107,836	-
Unsecured term loan	200,000	-
Secured revolving credit facility	-	45,000
Total	$469,478	$167,180
Cost of debt	3.28% to 7.46%	0.00% to 6.95%

Secured Revolving Credit Facility

On September 4, 2013, we entered into the Secured Credit Facility with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility, for which the Credit and Guaranty Agreement was amended and restated on September 24, 2013. We exercised the $50,000 accordion feature in February 2014, which increased our borrowing capacity to $150,000. The maturity date of the Secured Credit Facility was September 2015, with one 12-month extension option exercisable by us, subject, among other things, to there being an absence of an event of default under the Secured Credit Facility and to the payment of an extension fee. The Secured Credit Facility was guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and was secured by first priority mortgages on the Borrowing Base of designated properties. Outstanding borrowings under the Secured Credit Facility were limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Secured Credit Facility, were incurred at a floating rate based upon, at our option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin ranged from 1.90% to 2.75%, depending on the ratio of our outstanding consolidated indebtedness to the value of our consolidated gross assets. As of December 31, 2013, there were borrowings of $45,000 outstanding under the Secured Credit Facility and 18 properties in the Borrowing Base. On June 9, 2014, we terminated the Secured Credit Facility and concurrently replaced it with an unsecured credit facility. We recorded a net loss on the early extinguishment of debt of $1,925 for the year ended December 31, 2014 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.

Mortgage Loans

Certain real estate assets are subject to mortgage loans. During 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions. During 2013, we assumed $48,899 of non-recourse mortgages in connection with two real estate acquisitions. During 2013, we also entered into a total of $72,245 non-recourse mortgage loans with a weighted average fixed-rate of 4.83% and a weighted-average floating rate of LIBOR + 2.10%.

Unsecured Debt

On June 9, 2014, we entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility, consisting of a $200,000 Term Loan and a $200,000 Unsecured Credit Facility. The aggregate amount of the Term Loan and Unsecured Credit Facility may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. We expanded the Unsecured Credit Facility in January 2015, increasing the revolving borrowing capacity thereunder to $400,000 million, which increased our aggregate borrowing capacity under the Unsecured Credit Facility and Term Loan to $600,000. The Term Loan expires in June 2019 and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of our acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture. The Unsecured Credit Facility expires in June 2018, with an option for a one-year extension, and replaces our previously existing $150,000 Secured Credit Facility, which was terminated simultaneously.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon, at our option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on our total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on our total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has a borrowing rate of one-month LIBOR plus 1.60% and the Unsecured Credit Facility has a borrowing rate of one month LIBOR plus 1.65%. In connection with the Term Loan, we also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate of the Term Loan is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

The Term Loan and Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities include a series of financial and other covenants that we must comply with in order to borrow under the facilities. We are in compliance with the covenants under the facilities at December 31, 2014. As of December 31, 2014, there were borrowings of $200,000 outstanding under the Term Loan and no borrowings outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for shares of our common stock or for a combination of cash and shares of our common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

The Exchangeable Senior Notes had an initial exchange rate of 161.1863 shares of our common stock per $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of our common stock. The initial exchange rate is subject to adjustment under certain circumstances. As of December 31, 2014, the Exchangeable Senior Notes have a current exchange rate of 161.5329 shares of our common stock per $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.19 per share of our common stock. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2014, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $7,164, and the carrying value was $107,836. As of December 31, 2014, and if Exchangeable Senior Notes were eligible for conversion, we could issue shares valued at $128,176 based upon our closing stock price of $6.90, which would exceed the value of the outstanding principal by $13,176.

Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, we obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity, which is the carrying amount of the equity component as of December 31, 2014. For the year ended December 31, 2014, we recorded a loss on derivative of $3,415 on the Consolidated Statements of Operations.

Contractual Obligations

We are obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of December 31, 2014, we had three outstanding commitments: (1) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (2) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (3) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed us for the building expansion options and therefore, no amounts are due and no unfunded amounts have been estimated. We fully funded the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, during the third quarter of 2014.

We have committed approximately $60,490 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. The Gramercy European Property Fund has a total initial capital commitment of approximately $305,475 (€252,500) from us and our investment partners, comprised of $60,490 (€50,000) from us, $244,985 (€202,500) from our investment partners, and an additional $120,980 (€100,000) from certain investment partners, not including us, after the first $305,475 (€252,500) has been invested. See Note 5, “Joint Ventures and Equity Investments,” in the Consolidated Financial Statements for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2014, in the case of unfunded commitments.

The industrial property located in Hamlet, North Carolina, that we acquired in December 2014, operates under a ground lease, classified as a capital lease. The ground lease has minimal annual rent payments and a term expiration date of May 2039. We also have an obligation to purchase the land under the ground lease at fair market value upon termination or expiration of the building or ground lease term. In connection with the ground lease, we recorded a capital lease purchase obligation for $260, representing the fair value of the land at acquisition, and will amortize the obligation up to the estimated fair value of the land at the required purchase date by recording periodic amortization into interest expense, using the effective interest method.

We have certain properties acquired as part of the Bank of America Portfolio on June 9, 2014, that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053.

Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of December 31, 2014 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
2015	$-	$3,877	$-	$1,390	$19,277	$24,544
2016	-	12,441	-	1,317	19,020	32,778
2017	-	19,097	-	1,314	17,909	38,320
2018	-	31,977	-	1,314	16,318	49,609
2019	200,000	3,067	115,000	1,307	9,941	329,315
Thereafter	-	87,602	-	42,450	14,201	144,253
Below market interest	-	-	-	-	(3,581)	(3,581)
Total	$200,000	$158,061	$115,000	$49,092	$93,085	$615,238

We incurred rent expense on ground leases of $853, $0 and $0 during the years ended December 31, 2014, 2013, and 2012, respectively.

Leasing Agreements

Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2014 are as follows:

Operating Leases
2015	$90,851
2016	92,291
2017	91,610
2018	92,212
2019	88,183
Thereafter	488,660
Total minimum lease rental income	$943,807

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying financial statements.

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

Transactions with Director Related Entities and Related Parties

Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,500 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,500 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2014, in the case of unfunded commitments.

Three of the properties we closed on subsequent to December 31, 2014, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, or KTR, a private industrial real estate investment company, for which one of our directors serves as Chief Executive Officer and Chairman of the Board.

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of our directors until September 30, 2014, when he resigned. We did not have a disagreement with Mr. Holliday on any matter relating to our operations, policies or practices. In recognition of his service, our board of directors ratably vested 1,125 of the 1,500 shares of our common stock granted to Mr. Holliday in January 2014.

In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $368 under the lease for the year ended December 31, 2014.

From May 2005 through September 2013, we were party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for our previous corporate offices at 420 Lexington Avenue, New York, New York. In September 2013, concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue, we cancelled the lease for our corporate office at 420 Lexington Avenue.

Funds from Operations

We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships, joint ventures, and equity investments. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO for the years ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) available to common shareholders	$44,644	$377,665	$(178,710)
Add:
Depreciation and amortization	36,408	6,449	5,205
FFO adjustments for joint ventures and equity investments	4,086	11,111	669
Net loss attributed to noncontrolling interest	(236)	-	-
Non-cash impairment of real estate investments	-	-	35,043
Net (income) loss for discontinued operations	524	(392,999)	153,207
Less:
Non real estate depreciation and amortization	(784)	(952)	(4,059)
Gain on remeasurement of previously held joint venture	(72,345)	-	-
Gain on sale	-	-	(15,915)
FFO adjustments for discontinued operations	-	(7)	(20,056)
Funds from operations	$12,297	$1,267	$(24,616)
Funds from operations per share - basic	$0.12	$0.02	$(0.47)
Funds from operations per share - diluted	$0.11	$0.02	$(0.47)

	For the Year Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding - EPS	104,811,814	61,500,847	51,976,462
Weighted average non-vested share based payment awards	-	678,784	-
Weighted average partnership units held by noncontrolling interest	1,033,877	-	-
Weighted average common shares and units outstanding	105,845,691	62,179,631	51,976,462

Diluted weighted average common shares and common share equivalents outstanding - EPS (1)	107,750,340	61,500,847	51,976,462
Weighted average partnership units held by noncontrolling interest	-	-	-
Weighted average non-vested share based payment awards	-	2,212,711	-
Weighted average stock options	-	51,412	-
Phantom shares	-	534,038	-
Diluted weighted average common shares and units outstanding	107,750,340	64,299,008	51,976,462

(1)	When FFO is positive for a period in which there is a net loss from continuing operations, the Company computes the amount of diluted shares for the period for use in the FFO per share calculations.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in certain circumstances. We have elected early adoption, and this adoption is not expected to have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted, thus we will appropriately adopt and apply the guidance retrospectively for our fiscal year ended December 31, 2017 and the interim periods within that year.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. It applies to entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period, which is the case when employees may retire or otherwise terminate employment prior to the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. Pursuant to the guidance, entities should apply existing guidance in ASC 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We have not elected early adoption, and this adoption is not expected to have a material effect on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures as needed based on the evaluation. It provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures provided by organizations in the financial statement footnotes. The update applies to all companies and not-for-profit organizations and becomes effective in the annual period ending after December 15, 2016, with early application permitted. We have elected early adoption for the annual period ended December 31, 2015, and this adoption is not expected to have a material effect on our Consolidated Financial Statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how to interpret current U.S. GAAP in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The update applies to all companies and becomes effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. We have not elected early adoption, and our adoption is not expected to have a material effect on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. We have not elected early adoption and we are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk includes risks that arise from changes in interest rates, credit, commodity prices, foreign currency exchange rates, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate, foreign currency exchange risk, and credit risks. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, unsecured, non-recourse financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decease if LIBOR increases. We have used, and continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Term Loan and mortgage note payable have an outstanding balance of $361,642 at December 31, 2014, however these debt obligations are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings. As of December 31, 2014, we have no borrowings outstanding under our Unsecured Credit Facility.

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

Foreign Currency Exchange Rate Risk

We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe by financing our investments in the local currency denominations. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2014, we recognized a realized foreign currency transaction loss of $16 and no unrealized foreign currency transaction gain or loss. Foreign currency transaction gains and losses are included in Other Income in the Consolidated Statement of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Property Trust Inc.

We have audited the accompanying consolidated balance sheets of Gramercy Property Trust Inc. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Property Trust Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Property Trust Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Gramercy Property Trust Inc.

We have audited Gramercy Property Trust Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Gramercy Property Trust Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Gramercy Property Trust Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Property Trust Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2014 of Gramercy Property Trust Inc. and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 9, 2015

Gramercy Property Trust Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013
Assets:
Real estate investments, at cost:
Land	$239,503	$73,131
Building and improvements	828,117	264,581
Less: accumulated depreciation	(27,598)	(4,247)
Total real estate investments, net	1,040,022	333,465
Cash and cash equivalents	200,069	43,333
Restricted cash	1,244	179
Joint ventures and equity investments	-	39,385
Servicing advances receivable	1,485	8,758
Retained CDO bonds	4,293	6,762
Tenant and other receivables, net	15,398	5,976
Acquired lease assets, net of accumulated amortization of $15,168 and $1,596	200,231	40,960
Deferred costs, net of accumulated amortization of $1,908 and $634	10,355	5,815
Goodwill	3,840	-
Other assets	23,063	7,030
Total assets	$1,500,000	$491,663

Liabilities and Equity:
Liabilities:
Secured revolving credit facility	$-	$45,000
Exchangeable senior notes, net	107,836	-
Senior unsecured term loan	200,000	-
Mortgage notes payable	161,642	122,180
Total long term debt	469,478	167,180
Accounts payable and accrued expenses	18,806	11,517
Dividends payable	9,579	37,600
Accrued interest payable	2,357	81
Deferred revenue	11,592	1,581
Below-market lease liabilities, net of accumulated amortization of $3,961 and $300	53,826	6,077
Derivative instruments, at fair value	3,189	302
Other liabilities	8,263	852
Total liabilities	577,090	225,190
Commitments and contingencies	-	-
Noncontrolling interest in operating partnership	16,129	-

Equity:
Common stock, par value $0.001, 220,000,000 and 100,000,000 shares authorized, and 186,945,569 and 71,313,043 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	187	71
Series A cumulative redeemable preferred stock, par value $0.001, liquidation preference $88,146, 3,525,822 shares authorized, issued and outstanding at December 31, 2013.	-	85,235
Series B cumulative redeemable preferred stock, par value $0.001, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at December 31, 2014.	84,394	-
Additional paid-in-capital	1,768,837	1,149,896
Accumulated other comprehensive loss	(3,703)	(1,405)
Accumulated deficit	(942,934)	(967,324)
Total equity	906,781	266,473
Total liabilities and equity	$1,500,000	$491,663

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Revenues
Rental revenue	$60,258	$12,181	$267
Management fees	25,033	40,896	34,667
Operating expense reimbursements	20,604	1,203	174
Investment income	1,824	1,717	600
Other income	221	707	1,113
Total revenues	107,940	56,704	36,821
Expenses
Property operating expenses:
Property management expenses	17,500	20,868	21,380
Property operating expenses	21,120	1,411	1,846
Total property operating expenses	38,620	22,279	23,226
Other-than-temporary impairment	4,064	3,339	-
Portion of impairment recognized in other comprehensive loss	752	(1,337)	-
Net impairment recognized in earnings	4,816	2,002	-
Depreciation and amortization	36,408	5,675	256
Interest expense	16,586	1,732	-
Loss on derivative instruments	3,300	115	-
Management, general and administrative	18,416	18,210	25,335
Acquisition expenses	6,171	2,808	111
Total expenses	124,317	52,821	48,928
Income (loss) from continuing operations before equity in income (loss) from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, and provision for taxes	(16,377)	3,883	(12,107)
Equity in net income (loss) of joint ventures and equity investments	1,959	(5,662)	(2,904)
Loss from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, and discontinued operations	(14,418)	(1,779)	(15,011)
Gain on remeasurement of previously held joint venture	72,345	-	-
Loss on extinguishment of debt	(1,925)	-	-
Provision for taxes	(809)	(6,393)	(3,330)
Income (loss) from continuing operations	55,193	(8,172)	(18,341)
Income (loss) from discontinued operations	(524)	5,057	(169,174)
Gain on sale of joint venture interest to a director related entity	-	1,317	-
Gains from disposals	-	389,140	15,967
Provision for taxes	-	(2,515)	-
Income (loss) from discontinued operations	(524)	392,999	(153,207)
Net income (loss)	54,669	384,827	(171,548)
Net loss attributable to noncontrolling interest	236	-	-
Net income (loss) attributable to Gramercy Property Trust Inc.	54,905	384,827	(171,548)
Preferred stock redemption costs	(2,912)	-	-
Preferred stock dividends	(7,349)	(7,162)	(7,162)
Net income (loss) available to common stockholders	$44,644	$377,665	$(178,710)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.43	$(0.25)	$(0.49)
Net income (loss) from discontinued operations	-	6.39	(2.95)
Net income (loss) available to common stockholders	$0.43	$6.14	$(3.44)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.41	$(0.25)	$(0.49)
Net income (loss) from discontinued operations	-	6.39	(2.95)
Net income (loss) available to common stockholders	$0.41	$6.14	$(3.44)
Basic weighted average common shares outstanding	104,811,814	61,500,847	51,976,462
Diluted weighted average common shares and common share equivalents outstanding	107,750,340	61,500,847	51,976,462

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$54,669	$384,827	$(171,548)
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	752	(3,221)	174,331
Reclassification adjustment for other-than-temporary impairment in net income	-	2,002	169,197
Unrealized gain (loss) on derivative instruments	(3,002)	(187)	2,146
Reclassification of unrealized holding losses on debt securities and derivative instruments into discontinued operations	-	95,265	-
Foreign currency translation adjustments	(48)	-	-
Other comprehensive income (loss)	(2,298)	93,859	345,674
Comprehensive income	52,371	478,686	174,126
Net loss attributable to noncontrolling interest	236	-	-
Other comprehensive loss attributable to noncontrolling interest	41	-	-
Comprehensive income attributable to Gramercy Property Trust Inc.	$52,648	$478,686	$174,126

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interests
(Amounts in thousands, except share data)

									Accumulated	Retained	Total
			Common Stock,		Common Stock,		Series A	Additional	Other	Earnings /	Gramercy
	Common Stock		Class B-1		Class B-2		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2011	51,086,266	$50	-	$-	-	$-	$85,235	$1,080,600	$(440,939)	$(1,166,279)	$(441,333)	$903	$(440,430)
Net loss	-	-	-	-	-	-	-	-	-	(171,548)	(171,548)	-	(171,548)
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	2,146	-	2,146	-	2,146
Change in net unrealized loss on securities available for sale	-	-	-	-	-	-	-	-	343,528	-	343,528	-	343,528
Issuance of stock	3,000,000	3	2,000,000	2	2,000,000	2	-	19,013	-	-	19,020	-	19,020
Issuance of stock - stock purchase plan	36,324	1	-	-	-	-	-	185	-	-	186	-	186
Stock based compensation - fair value	2,608,412	3	-	-	-	-	-	2,429	-	-	2,432	-	2,432
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(7,162)	(7,162)	-	(7,162)
Balance at December 31, 2012	56,731,002	$57	2,000,000	$2	2,000,000	$2	$85,235	$1,102,227	$(95,265)	$(1,344,989)	$(252,731)	$903	$(251,828)
Net income	-	-	-	-	-	-	-	-	-	384,827	384,827	-	384,827
Change in net unrealized loss on derivative instruments	-	-	-	-	-	-	-	-	9,914	-	9,914	-	9,914
Change in net unrealized gain on debt securities	-	-	-	-	-	-	-	-	(1,219)	-	(1,219)	-	(1,219)
Change in net unrealized loss on securities available for sale	-	-	-	-	-	-	-	-	23,083	-	23,083	-	23,083
Gramercy Finance disposal	-	-	-	-	-	-	-	-	62,082	-	62,082	(42)	62,040
Conversion of Class B-1 & Class B-2 shares into common stock	4,000,000	4	(2,000,000)	(2)	(2,000,000)	(2)	-	-	-	-	-	-	-
Issuance of stock	11,535,200	12	-	-	-	-	-	45,520	-	-	45,532	-	45,532
Issuance of stock - stock purchase plan	9,002	-	-	-	-	-	-	13	-	-	13	-	13
Stock based compensation - fair value (1)	(962,161)	(2)	-	-	-	-	-	2,136	-	-	2,134	-	2,134
Liquidation of noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	(861)	(861)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(7,162)	(7,162)	-	(7,162)
Balance at December 31, 2013	71,313,043	$71	-	$-	-	$-	$85,235	$1,149,896	$(1,405)	$(967,324)	$266,473	$-	$266,473

(1)	In the first quarter of 2013, the Company excluded unvested restricted share units from the outstanding share count.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Consolidated Statements of Stockholders’ Equity (Deficit) and Noncontrolling Interests – (Continued)
(Amounts in thousands, except share data)

						Accumulated	Retained	Total
			Series A	Series B	Additional	Other	Earnings /	Gramercy
	Common Stock		Preferred	Preferred	Paid-In-	Comprehensive	(Accumulated	Property	Noncontrolling
	Shares	Par Value	Stock	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2013	71,313,043	$71	$85,235	$-	$1,149,896	$(1,405)	$(967,324)	$266,473	$-	$266,473
Net income	-	-	-	-	-	-	54,905	54,905	-	54,905
Change in net unrealized loss on derivative instruments	-	-	-	-	-	(3,002)	-	(3,002)	-	(3,002)
Reclassification of fair value of embedded exchange option on 3.75% exchangeable senior notes	-	-	-	-	11,726	-	-	11,726	-	11,726
Change in net unrealized gain on debt securities	-	-	-	-	-	752	-	752	-	752
Offering costs	-	-	-	(3,106)	(29,207)	-	-	(32,313)	-	(32,313)
Stock redemption costs	-	-	(3)	-	-	-	-	(3)	-	(3)
Redemption of Series A cumulative redeemable preferred stock	-	-	(85,232)	-	-	-	(2,912)	(88,144)	-	(88,144)
Issuance of stock	114,155,408	115	-	87,500	627,719	-	-	715,334	-	715,334
Issuance of stock - stock purchase plan	6,264	-	-	-	27	-	-	27	-	27
Stock based compensation - fair value	-	-	-	-	2,483	-	-	2,483	-	2,483
Proceeds from stock options exercised	30,000	-	-	-	91	-	-	91	-	91
Conversion of OP Units to common stock	1,440,854	1	-	-	8,738	-	-	8,739	-	8,739
Reallocation of noncontrolling interest in the operating partnership	-	-	-	-	(2,636)	-	-	(2,636)	-	(2,636)
Dividends on preferred stock - Series A	-	-	-	-	-	-	(4,993)	(4,993)	-	(4,993)
Dividends on preferred stock - Series B	-	-	-	-	-	-	(2,356)	(2,356)	-	(2,356)
Dividends on common stock	-	-	-	-	-	-	(20,254)	(20,254)	-	(20,254)
Foreign currency translation adjustments	-	-	-	-	-	(48)	-	(48)	-	(48)
Balance at December 31, 2014	186,945,569	$187	$-	$84,394	$1,768,837	$(3,703)	$(942,934)	$906,781	$-	$906,781

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$54,669	$384,827	$(171,548)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	36,408	6,383	1,195
Amortization of acquired leases to rental revenue and expense	(2,352)	(65)	(188)
Amortization of deferred costs	1,991	175	3,719
Amortization of discounts and other fees	(959)	(10,577)	(25,704)
Payment for lease inducement costs	-	(2,630)	-
Payment of capitalized tenant leasing costs	(77)	-	(61)
Amortization of lease inducement costs	175	-	-
Straight-line rent adjustment	(3,995)	(2,225)	(188)
Non-cash impairment charges	4,816	9,643	206,122
Gain on liquidation of non-controlling interest	-	(611)	-
Net gain on sale of properties and lease terminations	-	-	(15,915)
Net realized gain on loans	-	-	108
Net realized gain on disposal of Gramercy Finance	-	(389,140)	-
Net realized gain on sale of joint venture to director related entity	-	(1,317)	-
Loss on derivative instruments	3,300	115	-
Distributions received from joint ventures and equity investments	3,373	7,985	-
Equity in net (income) loss of joint ventures and equity investments	(1,959)	6,466	8,515
Gain from remeasurement of previously held joint ventures	(72,345)	-	-
Loss on extinguishment of debt	1,925	-	-
Stock-based compensation	2,483	2,149	2,433
Provision for loan losses	-	-	(7,181)
Changes in operating assets and liabilities:
Restricted cash	(272)	(1,108)	412
Tenant and other receivables	4,983	588	(2,803)
Accrued interest	(155)	5,780	12,393
Other assets	(11,229)	13,710	(11,285)
Accounts payable, accrued expenses and other liabilities	7,029	(2,362)	777
Deferred revenue	4,978	1,617	(518)
Net cash provided by operating activities	32,787	29,403	283
Investing Activities:
Capital expenditures	(16,496)	(8,345)	(2,649)
Distributions received from joint ventures and equity investments	3,841	21,642	411
Proceeds from disposal of Gramercy Finance	-	6,291	-
Proceeds from sale of joint venture to director related entity	-	8,275	-
Proceeds from sale of real estate	-	-	77,257
New loan investment originations and funded commitments	-	-	(19,295)
Principal collections on investments	-	34,990	254,789
Joint ventures and equity investments	-	(1,750)	(58,911)
Acquisition of real estate, net of cash acquired of $4,108, $0, and $0	(461,963)	(283,148)	(27,125)
Acquisition of Gramercy Europe Asset Management, net of cash acquired of $97 , $0, and $0	(3,658)	-	-
Restricted cash for tenant improvements	(326)	-	-
Proceeds from repayments of servicing advances receivable	7,428	5,953	-
Proceeds from loan syndications	-	-	15,300
Investment in commercial mortgage-backed securities	-	-	(535)
Change in restricted cash from investing activities	-	-	7,887
Deferred investment costs	-	-	1,159
Net cash provided by (used for) investing activities	(471,174)	(216,092)	248,288
Financing Activities:
Repayment of collateralized debt obligations	-	(85,912)	(282,548)
Proceeds from sale of common stock	627,183	45,532	2,555
Proceeds from unsecured term loan	200,000	-	-
Proceeds from unsecured credit facility	75,000	-	-
Proceeds from secured credit facility	23,000	45,000	-
Repayment of unsecured credit facility	(75,000)	-	-
Repayment of secured credit facility	(68,000)	-	-
Proceeds from issuance of exchangeable senior notes	115,000	-	-
Proceeds from mortgage notes payables	-	67,255	-
Offering costs	(28,381)	-	-
Payment of deferred financing costs	(8,457)	(3,546)	-
Repayment of mortgage notes payable	(205,392)	(771)	-
Proceeds from issuance of Series B shares	87,500	-	-
Issuance costs for Series B shares	(3,004)	-	-
Redemption of Series A shares	(89,279)	-	-
Preferred stock dividends paid	(43,814)	-	-
Common stock dividends paid	(10,792)	-	-
Proceeds from sale of repurchased bonds	-	34,364	-
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	118	-	-
Distribution to noncontrolling interest holders	(86)	(250)	-
Change in restricted cash from financing activities	(425)	22,948	(26,901)
Net cash provided by (used for) financing activities	595,171	124,620	(306,894)
Net increase (decrease) in cash and cash equivalents	156,784	(62,069)	(58,323)
Decrease in cash and cash equivalents related to foreign currency translation	(48)	-	-
Cash and cash equivalents at beginning of period	43,333	105,402	163,725
Cash and cash equivalents at end of period	$200,069	$43,333	$105,402

Gramercy Property Trust Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2014	2013	2012
Non-cash activity:
Land acquired for consideration of a note payable	$-	$4,839	$-
Consolidation of real estate investments - joint venture and equity investment interests	$106,294	$-	$-
Real estate acquired for units of noncontrolling interests in the operating partnership	$22,670	$-	$-
Fair value adjustment to noncontrolling interest in the operating partnership	$2,636	$-	$-
Debt assumed in acquisition of real estate	$45,607	$53,889	$-
Common stock issued for acquisition of Gramercy Europe Asset Management	$652	$-	$-
Supplemental cash flow disclosures:
Interest paid	$12,096	$17,902	$67,110
Income taxes paid	$1,565	$9,237	$5,624

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial and office properties. The Company focuses on income producing properties leased to high quality tenants in major markets in the United States and Europe. Gramercy is organized as a Real Estate Investment Trust, or REIT.

Gramercy earns revenues primarily through three sources. The Company earns rental revenues on properties that it owns directly or in joint ventures in the United States, asset management revenues on properties owned by third parties in both the United States and Europe and pro-rata rental revenues on its investment in the Gramercy European Property Fund.

As of December 31, 2014, the Company owns, either directly or in a joint venture or equity investment, a portfolio of 132 industrial and office properties with 99% occupancy. Tenants include Bank of America, N.A., Adesa Texas, Inc., AMCOR Rigid Plastics USA, Inc., EF Transit, Inc., Office Depot, Inc. and others. As of that date, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,100,000 of commercial real estate assets.

During the year ended December 31, 2014, the Company acquired 100 properties aggregating 8,999,805 square feet in 28 separate transactions for a total purchase price of approximately $834,269, including the acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture, a portfolio of 67 properties across the United States as described further in Note 4 and Note 5.

In December 2014, the Company, along with several investment partners, formed a private real estate investment fund to target single-tenant industrial, office and specialty retail assets throughout Europe, or the Gramercy European Property Fund. The equity investors, including the Company, have collectively committed $426,455 (€352,500) in equity capital, comprised of an initial commitment of $305,475 (€252,500), including $60,490 (€50,000) from the Company and $244,985 (€202,500) from its equity investment partners, plus an additional $120,980 (€100,000) from certain equity investment partners, not including the Company, after the first $305,475 (€252,500) has been invested.

Concurrently with the formation of the Gramercy European Property Fund, the Company also acquired ThreadGreen Europe Limited, a United Kingdom based property investment and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 96,535 shares of the Company’s common stock, valued at $652 as of the date of closing.

The Company has elected to be taxed as REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

Substantially all of the Company’s assets are held by, and its operations are conducted through its operating partnership, GPT Property Trust LP, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. The Company’s Operating Partnership conducts its commercial real estate investment business through various wholly-owned entities and its third-party asset management business primarily through a wholly-owned TRS. As of December 31, 2014, noncontrolling investors held, in the aggregate, a 1.23% limited partnership interest in the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 14, "Noncontrolling Interest," for more information on the Company’s noncontrolling interests.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

On March 15, 2013, the Company disposed of its Gramercy Finance segment and exited the commercial real estate finance business. The disposal was completed pursuant a purchase and sale agreement to transfer the collateral management and subspecial servicing agreements for the Company’s three Collateralized Debt Obligations, CDO 2005-1, CDO 2006-1 and CDO 2007-1, or the CDOs, to CWCapital Investments LLC or CWCapital for $6,291, in cash after expenses. The Company retained its non-investment grade subordinate bonds, preferred shares and ordinary shares, or the Retained CDO Bonds, which may provide the Company with the potential to recoup additional proceeds over the remaining life of the CDOs based upon resolution of underlying assets within the CDOs. However, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds may be. In addition, the Company expects to receive additional cash proceeds for past CDO servicing advances including accrued interest at the prime rate of 3.25%, when specific assets within the CDOs are liquidated. On March 15, 2013, the Company deconsolidated the assets and liabilities of Gramercy Finance from the Company’s Consolidated Financial Statements and recognized a gain on the disposal of $389,140 within discontinued operations. For a further discussion regarding the disposal of the Gramercy Finance segment see Note 3, “Dispositions and Assets Held for Sale.”

2. Significant Accounting Policies

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation for assets classified as discontinued operations. Certain reclassifications were made to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss) and footnote disclosures for all periods presented to reflect held for sale and discontinued operations as of December 31, 2014.

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

Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Operating Partnership are reflected as noncontrolling interest.

Real Estate Investments

The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases, and origination costs associated with the in-place leases at the acquisition date. The values of the above- and below-market leases are amortized and recorded as either an increase, in the case of below-market leases, or a decrease, in the case of above-market leases, to rental revenue over the remaining term of the associated lease. The values associated with in-place leases are amortized to depreciation and amortization expense over the remaining term of the associated lease.

The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental revenue over the renewal period. Additionally, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase at the time of acquisition.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Acquired real estate investments involving sale-leasebacks that have newly-originated leases are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. Acquired real estate investments which are under construction are considered build-to-suit transactions and other acquired real estate investments that do not meet the definition of a business combination are recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provide funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.

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

The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.

Joint Ventures and Equity Investments

The Company accounts for joint ventures and equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In joint ventures and equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as joint venture and equity investments, as applicable, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investments on the Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture or equity investment debt is recourse to the Company. Carrying values of the Company’s joint venture and equity investments are $0 and $39,385 at December 31, 2014 and December 31, 2013, respectively.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company has restricted cash of $1,244 and $179 at December 31, 2014 and December 31, 2013, respectively, which primarily consists of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Variable Interest Entities

The Company has one consolidated VIE as of December 31, 2014 and no consolidated VIEs as of December 31, 2013. The Company has four unconsolidated VIEs as of December 31, 2014 and three unconsolidated VIEs as of December 31, 2013. The following is a summary of the Company’s involvement with consolidated VIEs and unconsolidated VIEs as of December 31, 2014:

	Company	Company	Face value of	Face value of
	carrying	carrying	of assets held	of liabilities issued
	value-assets	value-liabilities	by the VIEs	by the VIEs
Assets
Consolidated VIEs
Gramercy Europe Asset Management (European Fund Manager)	$-	$-	$-	$-
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$-	$-	$-	$-
Retained CDO Bonds	$4,293	$-	$1,691,854	$1,547,693

The following is a summary of the Company’s involvement with VIEs as of December 31, 2013:

	Company	Company	Face value of	Face value of
	carrying	carrying	of assets held	of liabilities issued
	value-assets	value-liabilities	by the VIEs	by the VIEs
Assets
Unconsolidated VIEs
Retained CDO Bonds	$6,762	$-	$2,156,218	$1,948,901

Consolidated VIEs

Gramercy Europe Asset Management (European Fund Manager)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is that entity’s primary beneficiary and has consolidated the VIE.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

As of December 31, 2014, European Fund Manager has no assets or liabilities. European Fund Manager is expected to generate net cash inflows for the Company in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.

Collateralized Debt Obligations

On March 15, 2013, as a result of the disposal of the Gramercy Finance segment as more fully described in Note 1, the Company deconsolidated three VIEs, which represented the three CDOs that the Company previously managed as part of its Finance business. The Company was the collateral manager of the three CDOs and in its capacity as collateral manager the Company made decisions related to the collateral that most significantly impacted the economic outcome of the CDOs, which was the basis upon which the Company concluded that it was the primary beneficiary of the CDOs as of December 31, 2012. In connection with the disposal of Gramercy Finance, the Company transferred the collateral management and sub-special servicing agreements for its three CDOs to CWCapital, thereby removing the Company as the collateral manager and its ability to make any and all decisions related to the collateral, including those that would most significantly impact the economic outcome of the CDOs. As of March 15, 2013, the Company had no continuing involvement with the collateral to the CDOs, and as a result, the Company determined that it was no longer the primary beneficiary of the CDOs, and therefore deconsolidated the CDOs.

The Company has retained its subordinate debt and equity ownership, or the Retained CDO Bonds, in the CDOs, which were previously eliminated in consolidation and were not sold as part of the disposal of Gramercy Finance. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds, or what the timing of these proceeds might be. These interests have been recognized at fair value as the Retained CDO Bonds on the Consolidated Balance Sheets. For further discussion of the measurement of fair value of the Retained CDO Bonds see Note 10.

Unconsolidated VIEs

Gramercy Europe Asset Management (European Fund Carry Co.)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses.  Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.

As of December 31, 2014, European Fund Carry Co. has no assets or liabilities.

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

Assets Held for Sale

As of December 31, 2014 and December 31, 2013, the Company had no assets classified as held for sale.

Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. The Company recorded impairment charges of $0, $0, and $35,043 during the years ended December 31, 2014, 2013 and 2012, respectively, related to real estate investments within discontinued operations.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of December 31, 2014 and December 31, 2013 were $188 and $449, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

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

Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The below-market lease values are amortized as an increase to rental revenue over the initial term of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

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

Above-market and below-market ground rent intangibles are recorded for properties acquired in which the Company is the lessee pursuant to a ground lease assumed at acquisition. The above-market and below-market ground rent intangibles are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the ground leases assumed. The above-market ground lease values are amortized as a reduction of rent expense over the remaining non-cancelable terms of the respective leases. The below-market ground lease values are amortized as an increase to rent expense over the initial term of the respective leases. If the Company terminates its lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the market lease intangibles will be written off to rent expense.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Intangible assets and acquired lease obligations consist of the following:

	December 31, 2014	December 31, 2013
Intangible assets:
In-place leases, net of accumulated amortization of $13,581 and $1,318	$181,426	$32,773
Above-market leases, net of accumulated amortization of $1,520 and $278	14,380	8,187
Below-market ground rent, net of accumulated amortization of $67 and $0	4,425	-
Total intangible assets	$200,231	$40,960
Intangible liabilities:
Below-market leases, net of accumulated amortization of $3,932 and $300	$51,853	$6,077
Above-market ground rent, net of accumulated amortization of $29 and $0	1,973	-
Total intangible liabilities	$53,826	$6,077

The following table provides the weighted-average amortization period as of December 31, 2014 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-
	Average
	Amortization
	Period	2015	2016	2017	2018	2019
In-place leases	9.1	$23,047	$23,034	$22,192	$21,838	$20,124
Total to be included in depreciation and amortization expense		$23,047	$23,034	$22,192	$21,838	$20,124

Above-market lease assets	10.6	$1,578	$1,564	$1,555	$1,554	$1,346
Below-market lease liabilities	9.5	(5,867)	(5,867)	(5,863)	(5,808)	(5,732)

Total to be included in rental revenue		$(4,289)	$(4,303)	$(4,308)	$(4,254)	$(4,386)

Below-market ground rent	38.5	$119	$119	$119	$119	$119
Above-market ground rent	38.9	(51)	(51)	(51)	(51)	(51)

Total to be included in property operating expense		$68	$68	$68	$68	$68

The Company recorded $12,263, $1,291 and $80 of amortization of intangible assets as part of depreciation and amortization, including $0, $3 and $50 within discontinued operations for the years ended December 2014, 2013, and 2012, respectively. The Company recorded $2,390, $(64), and $188 of amortization of intangible assets and liabilities as an increase (decrease) to rental revenue, including $0, $(34) and $196 within discontinued operations for the years ended December 2014, 2013, and 2012, respectively. The Company recorded $38, $0, and $0 of amortization of ground rent intangible assets and liabilities as an increase to other property operating expense, none of which was in discontinued operations for the years ended December 2014, 2013, and 2012, respectively.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Goodwill

Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company recognized goodwill of $3,887 related to the acquisition. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at December 31, 2014 is $3,840. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during 2014.

Deferred Costs

Deferred costs consist of deferred financing costs, deferred acquisition costs, and deferred leasing costs. Deferred costs are presented net of accumulated amortization.

The Company’s deferred financing costs are comprised of various costs associated with the Company’s financing arrangements. These costs include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining financing, as well as fees related to loans assumed as part of real estate acquisitions. Deferred financing costs are amortized over the terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

The Company’s deferred acquisition costs consist primarily of lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term.

The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Other Assets

The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as other assets and amortized over the respective period of benefit relating to the contractual arrangement. Other assets also includes deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed.

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the assets' estimated useful life, which is generally three years. During the years ended December 31, 2014 and 2013, the Company had $948 and $705 of unamortized computer software costs, respectively. The Company recorded amortization expense of $486, $0, and $0 on capitalized software costs during the years ended December 31, 2014, 2013 and 2012.

The following table provides the weighted-average amortization period as of December 31, 2014 for capitalized software and the projected amortization expense for the next five years.

	Weighted-
	Average
	Amortization
	Period	2015	2016	2017	2018	2019
Capitalized software costs	1.9	$491	$454	$3	$-	$-
Total to be included in depreciation and amortization expense		$491	$454	$3	$-	$-

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. The Company determines the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to depreciation and amortization expense. For the years ended December 31, 2014 and 2013, the Company had $480 and $0 of unamortized contract intangible assets, respectively. The Company recorded no amortization expense on contract intangible assets during the years ended December 31, 2014, 2013 or 2012. Contract intangibles are recorded in other assets on the Company’s Consolidated Balance Sheets.

The following table provides the weighted-average amortization periods as of December 31, 2014 for contract intangible assets and the projected amortization expense for the next five years.

	Weighted-
	Average
	Amortization
	Period	2015	2016	2017	2018	2019
Contract intangible asset	3.5	$137	$137	$137	$69	$-
Total to be included in depreciation and amortization expense		$137	$137	$137	$69	$-

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances incurred while the Company was the collateral manager of the CDOs includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the years ended December 31, 2014 and December 31, 2013, the Company received reimbursements of $7,428 and $6,055, respectively. As of December 31, 2014 and December 31, 2013, the servicing advances receivable is $1,485 and $8,758, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of December 31, 2014, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, which the Company recognized at fair value and retained in March 2013 subsequent to the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing of investment income will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment in the Consolidated Statements of Operations. To determine the component of the other-than-temporary impairment related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

For the years ended December 31, 2014 and December 31, 2013, the Company recognized other-than-temporary impairment, or OTTI, of $4,816 and $2,002, respectively, on its Retained CDO Bonds. The Company’s Retained CDO Bonds have been in an unrealized loss position for more than twelve months. A summary of the Company’s Retained CDO Bonds as of December 31, 2014 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$365,399	$4,759	$(466)	$(4,816)	$4,293	4.8 years
Total	9	$365,399	$4,759	$(466)	$(4,816)	$4,293	4.8 years

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the year ended December 31, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	-
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	4,816
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	-
Reduction for credit losses:	-
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of December 31, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$6,818

Valuation of Financial Instruments

At December 31, 2014 and December 31, 2013, the Company measured financial instruments, including Retained CDO Bonds and derivative instruments on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price.

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

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Level I — This level is comprised of financial instruments that have quoted prices that are available in liquid markets for identical assets or liabilities.

Level II — This level is comprised of financial instruments for which quoted prices are available but which are traded less frequently and instruments that are measured at fair value using management’s judgment, where the inputs into the determination of fair value can be directly observed.

Level III — This level is comprised of financial instruments that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally in this category include derivatives.

For a further discussion regarding the measurement of financial instruments see Note 10, “Fair Value of Financial Instruments.”

Revenue Recognition

Real Estate Investments

Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Consolidated Balance Sheets. The Company begins recognition of rental revenue from leases on properties that are under construction at the time of acquisition upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

The Company’s lease agreements with tenants also generally contain provisions that require tenants to reimburse the Company for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which the Company is the primary obligor for these expenses, such amounts are recognized as both revenues and operating expenses for the Company. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.

Investment income consists primarily of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income includes interest income on servicing advances and interest income earned and reimbursed related to deposits the Company makes for real estate acquisitions. Interest income on servicing advances is recognized as it is earned and interest income on deposits made for pending acquisitions is recognized when the transaction closes.

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

Asset Management Business

The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Consolidated Balance Sheets.

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

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Original Management Agreement with KBS Acquisition Sub, LLC, or KBSAS, a wholly-owned subsidiary of KBS Real Estate Investment Trust, Inc., or KBS REIT, was extended through execution of an Amended and Restated Asset Management Services Agreement, or the Management Agreement, effective as of December 1, 2013, and provides for a base management fee of $7,500 per year, payable monthly, plus the reimbursement of certain administrative and property related expenses. The Management Agreement is effective through December 31, 2016 with a one-year extension option through December 31, 2017, exercisable by KBSAS, and also provides incentive fees in the form of profit participation ranging from 10% – 30% of profits earned on sales.

The Original Management Agreement, which was in effect through December 1, 2013, provided a base management fee of $9,000 per year, payable monthly, plus the reimbursement of all property related expenses paid, and an incentive fee, or the Threshold Value Profits Participation, in an amount equal to the greater of: (a) $3,500 or (b) 10% of the amount, if any, by which the portfolio equity value exceeds $375,000. The Threshold Value Profits Participation was capped at a maximum of $12,000.

In the second quarter of 2013, after consideration of the termination provisions of the agreement and the sales of real estate assets made to date, the Company recognized incentive fees of $5,700 related to the Original Management Agreement and, following the signing of the Management Agreement, KBSAS paid $12,000 to the Company in satisfaction of the Company’s profit participation interest under the Original Management Agreement.

In December 2014, the Company assumed a Property and Asset Management Agreement, or the Gramercy Europe Asset Management Agreement, in connection with the acquisition of ThreadGreen Europe Limited, which the Company subsequently renamed Gramercy Europe Asset Management. Pursuant to the Gramercy Europe Management Agreement, Gramercy Europe Asset Management will provide property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Germany, Finland, and Switzerland. In connection with the formation of the Gramercy European Property Fund with several investment partners, the Company also established a management company, which has a management contract with Gramercy European Property Fund for the provision of property and asset management services to the Gramercy European Property Fund.

For the years ended December 31, 2014, 2013 and 2012, the Company recognized incentive fees of $1,136, $10,223 and $1,277, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2014 and 2013 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in management, general and administrative expense and property management expense.

Stock-Based Compensation Plans

The Company has stock-based compensation plans, described more fully in Note 12.

The Company accounts for stock-based awards using the fair value recognition provisions. Awards of stock or restricted stock are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s stock-based compensation plans, the Company accepts the return of shares of the Company's common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its stock-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Company’s Operating Partnership. As of December 31, 2014, 2013, and 2012, the Company had 702,926, 678,784 and 1,383,388 weighted-average unvested restricted shares outstanding, respectively.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

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

Foreign Currency

The Company’s Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom and has commitments to invest in Gramercy European Property Fund, which will invest in assets throughout Europe.

Translation

The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded a net translation loss of $48 for the year ended December 31, 2014. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income.

Intercompany foreign currency transactions of a long term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income (loss).

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the years ended December 31, 2014, 2013 and 2012, the Company recognized net realized foreign currency transaction losses of ($16), $0, and $0 on such transactions.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

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

In March 2014, the Company issued 3.75% unsecured exchangeable senior notes, or the Exchangeable Senior Notes, which are exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, in accordance with the terms of the Exchangeable Senior Notes, as described in Note 6. The embedded exchange option value of the Exchangeable Senior Notes was originally recorded as a derivative at March 31, 2014, however, pursuant to NYSE share-settlement limitations, the exchange option was revalued as of June 26, 2014, when the appropriate shareholder approvals were obtained for share-settlement, and the exchange option value was recorded as additional paid-in-capital. The exchange option does not qualify, nor did the Company intend for it to qualify, as a hedging instrument.

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

Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

All hedges held by the Company as of December 31, 2014 are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 11.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $809, $8,908, and $3,330 of income tax expense, including $0, $2,515, and $0 within discontinued operations, respectively. Tax expense for each year is comprised of federal, state and local taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2014, 2013 and 2012, the Company did not incur any material interest or penalties.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common shareholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of diluted shares. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be anti-dilutive.

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

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS, accounted for 78%, 73% and 100% of the Company’s management fee income for the years ended December 31, 2014, 2013 and 2012, respectively. One tenant accounted for 29%, 24% and 45% of the Company’s rental revenue for the years ended December 31, 2014, 2013, and 2012 respectively. Additionally, for the year ended December 31, 2014, there were two states, Florida and Texas, that each accounted for 10% or more of the Company’s rental revenue.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. It applies to entities that grant employees share-based payments in which the terms of the award provide that a performance target affecting vesting could be achieved after the requisite service period, which is the case when employees may retire or otherwise terminate employment prior to the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. Pursuant to the guidance, entities should apply existing guidance in ASC 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. This update is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company has not elected early adoption, and this adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures as needed based on the evaluation. It provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures provided by organizations in the financial statement footnotes. The update applies to all companies and not-for-profit organizations and becomes effective in the annual period ending after December 15, 2016, with early application permitted. The Company has elected early adoption for the annual period ended December 31, 2015, and this adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how to interpret current U.S. GAAP in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The update applies to all companies and becomes effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The Company has not elected early adoption, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has not elected early adoption and is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

3. Dispositions and Assets Held for Sale

The Company did not classify any assets as held for sale as of December 31, 2014 or December 31, 2013.

The following operating results for Gramercy Finance and the assets previously sold for the years ended December 31, 2014, 2013 and 2012 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2014	2013	2012
Operating Results:
Revenues	$368	$33,352	$162,059
Operating expenses	(267)	(4,063)	(54,747)
Marketing, general and administrative (1)	(625)	(6,524)	(18,508)
Interest expense	-	(14,654)	(88,159)
Depreciation and amortization	-	(15)	(967)
Loans held for sale and CMBS OTTI	-	(7,641)	(171,079)
Provision for loan losses	-	-	7,838
Expense reimbursements (2)	-	5,406	-
Equity in net income from joint venture	-	(804)	(5,611)
Net income (loss) from operations	(524)	5,057	(169,174)
Loss on sale of joint venture interests to a director related entity	-	1,317	-
Net gains from disposals	-	389,140	15,967
Provision for taxes	-	(2,515)	-
Net income (loss) from discontinued operations	$(524)	$392,999	$(153,207)

(1)	Accrual for the Transfer Tax Assessments on the Company’s sale of a 45% joint venture interest in the leased fee of the 2 Herald Square property is included in management, general, and administrative in 2013. For more information see Note 15.
(2)	In the first quarter of 2013, the Company received reimbursements for enforcement costs of $5,406 incurred on the behalf of a pari-passu lender for one loan held by the CDOs, which the Company incurred in prior years. The Company fully reserved for these costs when incurred due to the uncertainty of recovery.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the years ended December 31, 2014, 2013 and 2012, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Year Ended December 31,
	2014	2013	2012
Depreciation expense	$-	$15	$967
Amortization expense	-	(8,505)	(21,387)
Capital expenditures	-	-	-
Significant operating noncash items	-	(382,637)	182,794
Significant investing noncash items	-	-	-
Total	$-	$(391,127)	$162,374

Gramercy Finance Segment

On March 15, 2013, the Company disposed of Gramercy Finance and exited the commercial real estate finance business, as discussed more fully in Note 1. The Company reclassified the results of operations of Gramercy Finance in discontinued operations for the years ended December 31, 2014, 2013 and 2012. In 2013, the Company recognized a gain of $389,140 in discontinued operations related to the disposal. The gain was calculated based upon the difference between the proceeds received of $6,291, after expenses, the fair value of the Retained CDO Bonds of $8,492, the accrual for the reimbursement of past servicing advances paid plus accrued interest of $14,529 and the net difference of the carrying value of the liabilities and the assets of Gramercy Finance of ($421,911) as of the date of disposal, March 15, 2013.

The basis of the assets and liabilities of Gramercy Finance were derecognized as follows:

-	Loans and other lending investments were derecognized at the lower of cost or market value as of the date of disposal. The fair value of the loans was measured by an internally developed model which considered the price that a third-party would pay to assume the loans and other lending investments at the disposal date;

-	Commercial mortgage-backed securities, or CMBS, investments were derecognized at fair value as of the date of disposal. For CMBS investments in an unrealized loss position, the Company recognized an other-than-temporary impairment equal to the entire difference between the investment’s amortized cost basis and its fair value at the date of disposal which is included in net income from discontinued operations. For CMBS investments in an unrealized gain position as of the date of disposal, the Company recorded the unrealized gains as a component of accumulated other comprehensive income (loss) in stockholders’ equity;

-	Derivative instruments were derecognized at fair value as of March 15, 2013. The derivatives were not terminated, but instead were transferred with the CDOs; and,

-	The non-recourse CDOs were derecognized at carrying value, which represents the full amount of outstanding liabilities issued by the CDO trusts.

For a further discussion regarding the measurement of financial instruments see Note 10.

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
December 31, 2014

-	The accrual for reimbursement of past servicing advances is based upon actual expenses incurred by the Company plus accrued interest at the prime rate for the time from which the expenses were incurred through March 15, 2013.

Loan Investments

At December 31, 2012, the Company classified substantially all of its loan investments as held for sale and recorded an impairment of $882 for the year ended December 31, 2012 to adjust the carrying value of seven loans to the lower of cost or market value. The fair value of the loans was measured by an internally developed model which considered the price that a third-party would pay to assume the loan at December 31, 2012.

Available for Sale CMBS Investments

In connection with the disposal of Gramercy Finance, CMBS investments were classified as held for sale as of December 31, 2012. As of December 31, 2012, due to the expected disposal of Gramercy Finance at that reporting date, the Company recognized an other-than-temporary impairment of $128,087 for all CMBS investments in an unrealized loss position because it could no longer express the intent to hold its CMBS until maturity. On the date of disposal, March 15, 2013, the Company marked all CMBS to fair value and then recognized an other-than-temporary impairment of $84,690 for all CMBS in an unrealized loss position equal to the entire difference between the amortized cost basis and the fair value, before deconsolidating the Company’s portfolio of CMBS. The Company recorded the unrealized gain portion of CMBS equal to the excess of the fair value over the amortized cost as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit) before deconsolidation.

Real Estate Investments

As of December 31, 2012, the Company designated real estate investments held for sale in connection with the disposal of Gramercy Finance and recorded impairment charges of $26,298 for the year ended December 31, 2012 to adjust the carrying value to the lower of cost or market. The impairment is calculated by comparing the results of the company’s marketing efforts and unsolicited purchase offers to the carrying value of the respective property. These real estate investments were disposed of in connection with the disposal of Gramercy Finance on March 15, 2013.

Restricted cash

As of December 31, 2012, restricted cash classified as held for sale in connection with the disposal of Gramercy Finance and disposed of on March 15, 2013, consisted of $61,305 on deposit with the trustee of the Company’s CDOs.

Deferred costs

As of December 31, 2012, deferred financing costs of $6,401 related to the CDOs were classified as held for sale in connection with the disposal of Gramercy Finance and were disposed of on March 15, 2013.

Investments in Joint Ventures

As of December 31, 2012, the Company had two joint ventures that were classified as held for sale, the Southern California office portfolio and the Las Vegas Hotel, related to the Gramercy Finance segment. The joint ventures are further described below.

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
December 31, 2014

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

Real Estate Dispositions

During the years ended December 31, 2014 and 2013, the Company did not sell any properties. During the year ended December 31, 2012, the Company sold 21 properties. The sales transactions generated net proceeds of $77,413 and resulted in gains totaling $15,967 for the year ended December 31, 2012 within discontinued operations.

The Company separately classifies properties held for sale in the Consolidated Balance Sheets and Consolidated Statements of Operations. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the years ended December 31, 2014 and 2013, the Company did not reclassify any properties previously identified as held for sale to held for investment.

In December 2013, the Company entered into an agreement with a noncontrolling interest related to a sold property to dissolve a legal entity resulting in a gain to the Company of $611.

4. Acquisitions

Gramercy Europe Asset Management

On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 96,535 shares of the Company’s common stock, valued at $652 as of the date of closing. As part of the acquisition, the Company assumed the Gramercy Europe Asset Management Agreement, pursuant to which Gramercy Europe Asset Management will provide property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Germany, Finland and Switzerland. Gramercy Europe Asset Management will also receive property, asset management and advisory services to the Gramercy European Property Fund, as described further in Note 5, “Joint Ventures and Equity Investments.” The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. The Company recognized assets of $902, liabilities of $398, and goodwill of $3,887 related to the acquisition on its Consolidated Balance Sheet, as well as a $16 realized foreign currency transaction loss related to the acquisition on its Consolidated Statement of Operations. Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date.

Bank of America Portfolio

On June 9, 2014, the Company acquired the remaining 50% equity interest in the Bank of America Portfolio joint venture. The Bank of America Portfolio represents the 67 properties located across the United States totaling approximately 3,055,000 rentable square feet which was 97% leased to Bank of America, N.A. under a master lease with expiration dates through 2023, and in which the Company owned a 50% joint venture interest until it acquired the remaining 50% equity interest in June 2014. The Company accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations. The Company valued its share of the joint venture at $106,294 based upon the purchase price of Garrison Investment Group’s 50% equity interest and recognized a gain on remeasurement of a previously held equity investment of $72,345 on the Company’s Consolidated Statement of Operations.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Company is currently analyzing the fair value of the assets liabilities of the Bank of America Portfolio; and accordingly, the purchase price allocations are preliminary and subject to change. The following table shows the preliminary purchase price allocation:

June 9, 2014
Assets acquired:
Real estate assets	$363,380
Cash	4,108
Accounts receivable	9,999
Intangible assets	75,847
Other assets	3,777
Total assets acquired	457,111
Liabilities assumed:
Accrued expenses	1,614
Deferred Revenue	5,012
Intangible liabilities	43,841
Other liabilities	7,000
Total liabilities assumed	57,467
Total consideration paid	$399,644

Properties

During the year ended December 31, 2014, the Company’s property acquisitions are summarized as follows:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2)	24	25	5,297,891	$302,349	7.64
Office/banking center (3)	72	73	3,669,168	494,620	8.59
Specialty asset	4	5	32,469	37,300	7.38
Total	100	103	8,999,528	$834,269	8.03

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2014. The weighted-average calculation is based upon total rentable square footage.
(2)	The Company assumed mortgages on four of its acquisitions of industrial properties in 2014. The gross value of the mortgages assumed at acquisition was $45,607. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.
(3)	Includes the 67 properties that comprise the Bank of America Portfolio, which the Company acquired through its acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, the Company accounted for its prior 50% equity interest in the Bank of America Portfolio as a joint venture.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

During the year ended December 31, 2013, the Company’s property acquisitions are summarized as follows:

					Weighted-
					average
	Number of	Number of	Square	Purchase	Remaining
Property Type	Properties	Buildings	Feet	Price	Lease Term (1)
Industrial (2), (3)	23	25	3,683,184	$261,416	11.14
Office/banking center	3	3	48,709	7,120	8.45
Specialty asset (3)	3	7	255,738	72,250	13.87
Total	29	35	3,987,631	$340,786	11.28

(1)	Weighted-average lease term is based upon the remaining non-cancelable lease term as of December 31, 2013. The weighted-average calculation is based upon total rentable square footage.
(2)	Industrial properties includes a build-to-suit property located in Hialeah Gardens, Florida, which represents a commitment to construct an approximately 118,000 square foot cold storage facility which will be 100% leased for an initial term of 25 years when completed. Rent for the facility commenced on June 1, 2014 and it was placed in service during June 2014. The Company acquired the land for the property with a $4,990 zero-coupon mortgage note payable to the seller. The construction has been fully funded as of December 31, 2014.
(3)	The Company assumed mortgages on two of its acquisitions of industrial properties in 2013. The gross value of the mortgages assumed at acquisition was $48,899. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company analyzed the fair value of the leases and real estate assets of its 29 property investments acquired in 2013; and, accordingly, the purchase price allocation is finalized. The current allocation of the assets includes $315,130 of net real estate assets, $51,528 of intangible assets and $7,494 of intangible liabilities.

The Company is currently analyzing the fair value of the lease and real estate assets of its 100 property investments acquired in 2014; and accordingly, the purchase price allocation is preliminary and subject to change. The initial recording of the assets included $726,511 of net real estate assets, $159,443 of intangible assets and $49,830 of intangible liabilities.

During the year ended December 31, 2014, the Company finalized the purchase price allocations for 22 properties acquired in the year ended December 31, 2013. The Company had performed a preliminary analysis of the purchase price allocation for these properties at the time of acquisition and had allocated $248,977 to real estate assets, $27,550 to intangible assets, and $2,236 to intangible liabilities. The finalized purchase price allocations are based on third-party appraisals and additional information about facts and circumstances that existed at the acquisition date. As a result of the finalized purchase price allocations, the Company reduced real estate assets by $11,478, increased intangible assets by $13,242, and increased intangible liabilities by $1,764. These adjustments resulted in a decrease to net income of $2,561 to record adjustments to depreciation and amortization on the Consolidated Statements of Operations for the year ended December 31, 2014.

The Company recorded revenues and net income for the year ended December 31, 2014 of $12,403 and $3,647, respectively, related to its 33 individual real estate acquisitions during the year. The Company recorded revenues and net income for the year ended December 31, 2014 of $34,031 and $5,225 respectively, related to the Bank of America Portfolio acquired on June 9, 2014. The Company recorded revenues and net income for the year ended December 31, 2013 of $10,724 and $1,525, respectively, related to the 29 acquisitions during the year.

The Company classifies its properties into one of the following categories based on the characteristics of the property and the following definitions of classifications:

(1)	Office/Banking Center — A commercial property utilized for professional activities. Examples include generic office properties, call centers, retail bank branches or operation centers.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

(2)	Industrial — A commercial property used for general industrial activities such as production, manufacturing, assembly, warehousing, storage, distribution, and truck terminals.

(3)	Specialty Asset — An improved land site that allows a tenant to perform functions directly related to its overall business. Specialty assets currently owned by Gramercy include an auto auction site, a rental car maintenance facility, a bus depot, an auto rental site, and three auto salvage sites.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2014, 2013 and 2012 as though the acquisitions closed during the years ended December 31, 2014, 2013 and 2012 were completed on January 1, 2012. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	2014 (1)	2013	2012
Pro forma revenues	$165,340	$171,655	$163,943
Pro forma net income (loss) available to common stockholders	$(3,153)	$396,940	$(156,924)
Pro forma income (loss) per common share-basic	$(0.03)	$6.38	$(3.02)
Pro forma income (loss) per common share-diluted	$(0.03)	$6.17	$(3.02)
Pro forma common shares-basic	103,850,324	62,179,631	51,976,462
Pro forma common share-diluted	103,850,324	64,299,008	51,976,462

(1)	The Company adjusted its pro forma net income for the year ended December 31, 2014 for the $72,345 gain on remeasurement of a previously held joint venture that was recorded in the second quarter of 2014 because it was directly related to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture.

5. Joint Ventures and Equity Investments

Bank of America Portfolio

The Company owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50% equity interest from Garrison Investment Group. On the date that the Company acquired the remaining 50% equity interest, the Bank of America Portfolio included 67 properties located across the United States totaling approximately 3,055,000 rentable square feet and was 97% leased to Bank of America, N.A., under a master lease with expiration dates through 2023, with total portfolio occupancy of approximately 98%. The portfolio’s $200,000 floating rate, interest-only mortgage note, was paid off at the time of the Company’s acquisition of the remaining 50% interest. During the years ended December 31, 2014, 2013 and 2012, the Joint Venture sold eight, 38, and two properties for net proceeds of $7,682, $43,284, and $143,408, respectively. In May 2013, the joint venture sold a defeased mortgage and the corresponding pool of pledged treasury securities, and recorded a loss of $4,577.

As of December 31, 2014 and December 31, 2013, the Company’s investment in the Bank of America Portfolio joint venture had a carrying value of $0 and $39,385, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recorded its pro rata share of net income (loss) of the joint venture of $1,546, ($5,874), and ($3,020), respectively. During the years ended December 31, 2014, 2013 and 2012, the Company received distributions of $6,800, $29,215, and $0 from the joint venture, respectively. The joint venture’s purchase price allocation was finalized as of December 31, 2013 and included $460,012 of net real estate assets, $58,172 of intangible assets and $50,963 of intangible liabilities.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage note with an anticipated repayment date in 2015. As of December 31, 2014 and December 31, 2013, the investment has a carrying value of $0. The Company recorded its pro rata share of net income of the joint venture of $413, $212 and $115 for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013, and 2012 the Company received distributions of $413, $413, and $392 from the joint venture, respectively.

Gramercy European Property Fund

In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which will target single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors, including the Company, have collectively committed approximately $426,455 (€352,500) in equity capital comprised of an initial commitment of approximately $305,475 (€252,500), including $60,490 (€50,000) from the Company and $244,985 (€202,500) from its equity investment partners, plus an additional $120,980 (€100,000) from certain equity investment partners, not including the Company, after the first $305,475 (€252,500) has been invested. As of December 31, 2014, the Company had not contributed any capital nor received any distributions from Gramercy European Property Fund. As of December 31, 2014 the investment had a carrying value of $0, and the Company did not record any net income related to its investment from the date of acquisition on December 19, 2014 through December 31, 2014.

The Consolidated Balance Sheets for the Company’s joint ventures and equity investments at December 31, 2014 and 2013 are as follows:

	2014 (1)	2013
Assets:
Real estate assets, net	$46,575	$305,798
Other assets	15,225	100,560
Total assets	$61,800	$406,358
Liabilities and members' equity:
Mortgages payable	$41,000	$241,000
Other liabilities	16,602	84,608
Members' equity	4,198	80,750
Liabilities and members' equity	$61,800	$406,358

(1)	The Consolidated Balance Sheet as of December 31, 2014 represents the Company’s interests in the Philips joint venture and the Gramercy European Property Fund, whereas the Consolidated Balance Sheet as of December 31, 2013 represents the Company’s interests in the Philips joint venture and the Bank of America Portfolio joint venture because the Bank of America Portfolio was consolidated into the Company’s Consolidated Balance subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio on June 9, 2014. The Gramercy European Property Fund commenced in December 2014 and does not have any balance sheet contribution as of December 31, 2014.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Consolidated Statements of Operations for the joint ventures and equity investments for the years ended December 31, 2014, 2013 and 2012 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	2014 (1)	2013	2012
Revenues	$32,648	$71,839	$8,431
Operating expenses	14,204	37,459	6,551
Interest	6,130	18,328	4,136
Depreciation	8,671	18,469	2,290
Total expenses	29,005	74,256	12,977
Net income (loss) from operations	3,643	(2,417)	(4,546)
Net loss on disposals	(215)	(9,046)	-
Provision for taxes	(41)	-	-
Net income (loss)	$3,387	$(11,463)	$(4,546)
Company's equity in net income (loss) within continuing operations	$1,959	$(5,662)	$(2,904)
Company's equity in net loss within discontinued operations	$-	$(804)	$(5,611)

(1)	The results of operations for the year ended December 31, 2014 includes the Bank of America joint venture’s results for the period January 1, 2014 through June 9, 2014. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Consolidated Statements of Operations.

6. Debt Obligations

Secured Debt

Certain real estate assets are subject to mortgage liens. The following is a summary of the Company’s secured financing arrangements as of December 31, 2014:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted- average Maturity
Fixed-rate mortgages	10	$142,279	3.28% to 7.46%	5.41%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,782	1 Month LIBOR + 2.10%	2.26%	December 2020
Total secured financings	11	$158,061
Above market interest		3,581
Balance at December, 31, 2014	11	$161,642

(1)	This mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 11 for further information on hedging and the Company’s derivative instruments.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Mortgage Loans

Certain real estate assets are subject to mortgage loans. During 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions. During 2013, the Company assumed $48,899 of non-recourse mortgages in connection with two real estate acquisitions. During 2013, the Company also entered into a total of $72,245 non-recourse mortgage loans, secured by five properties, with a weighted average fixed-rate of 4.83% and a weighted-average floating rate of LIBOR + 2.10%.

Secured Credit Facility

On September 4, 2013, the Company entered into a Credit and Guaranty Agreement, with Deutsche Bank Securities, Inc., as lead arranger and bookrunner, and Deutsche Bank AG New York Branch, as administrative agent, for a $100,000 senior secured revolving credit facility, which Credit and Guaranty Agreement was amended and restated on September 24, 2013, or the Secured Credit Facility. The Company exercised the $50,000 accordion feature in February 2014, which increased its borrowing capacity to $150,000. The maturity date of the revolving credit facility was September 2015, with one 12-month extension option exercisable by the Company, subject, among other things, to there being an absence of an event of default under the Secured Credit Facility and to the payment of an extension fee. The Secured Credit Facility was guaranteed by Gramercy Property Trust Inc. and certain subsidiaries and was secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Secured Credit Facility were limited to the lesser of (i) the sum of the $100,000 revolving commitment and the maximum $50,000 commitment increase available or (ii) 60.0% of the value of the Borrowing Base. Interest on advances made on the Secured Credit Facility, were incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%. The applicable LIBOR margin ranged from 1.90% to 2.75%, depending on the ratio of the Company’s outstanding consolidated indebtedness to the value of the Company’s consolidated gross assets. As of December 31, 2013, there were borrowings of $45,000 outstanding under the Secured Credit Facility and 18 properties in the Borrowing Base. On June 9, 2014, the Company terminated the Secured Credit Facility and concurrently replaced it with an unsecured credit facility, as discussed below. The Company recorded a net loss on the early extinguishment of debt of $1,925 for the year ended December 31, 2014 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.

Unsecured Debt

On June 9, 2014, the Company entered into a Revolving Credit and Term Loan Agreement with lead arrangers JP Morgan Chase Bank, N.A, administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as syndication agent, for a $400,000 unsecured credit facility, consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. The aggregate amount of the Term Loan and Unsecured Credit Facility may be increased to a total of up to $800,000, in the aggregate, subject to the approval of the lender and satisfaction of certain customary terms. The $200,000 Term Loan expires in June 2019 and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture. The $200,000 Unsecured Credit Facility expires in June 2018, with an option for a one-year extension, and replaces the Company’s previously existing $150,000 Secured Credit Facility, which was terminated simultaneously.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon, at the Company’s option, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate is the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The Term Loan has a borrowing rate of one-month LIBOR plus 1.60% and the Unsecured Credit Facility has a borrowing rate of one month LIBOR plus 1.65%. In connection with the Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge. The combined effective fixed rate of the Term Loan is 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Term Loan and Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities. The Company is in compliance with the covenants under the facilities at December 31, 2014. As of December 31, 2014, there were borrowings of $200,000 outstanding under the Term Loan and no borrowings outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

The Exchangeable Senior Notes had an initial exchange rate of 161.1863 shares of the Company’s common stock per $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.20 per share of the Company’s common stock. The initial exchange rate is subject to adjustment under certain circumstances. As of December 31, 2014, the Exchangeable Senior Notes have a current exchange rate of 161.5329 shares of the Company’s common stock per $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $6.19 per share of the Company’s common stock. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2014, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $7,164, and the carrying value was $107,836. As of December 31, 2014, and if Exchangeable Senior Notes were eligible for conversion, the Company could issue shares valued at $128,176 based upon the Company’s closing stock price of $6.90, which would exceed the value of the outstanding principal by $13,176.

Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity, which is the carrying amount of the equity component as of December 31, 2014. For the year ended December 31, 2014, the Company recorded a loss on derivative of $3,415 on the Consolidated Statements of Operations.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of December 31, 2014 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
2015	$-	$3,877	$-	$19,277	$23,154
2016	-	12,441	-	19,020	31,461
2017	-	19,097	-	17,909	37,006
2018	-	31,977	-	16,318	48,295
2019	200,000	3,067	115,000	9,941	328,008
Thereafter	-	87,602	-	14,201	101,803
Below market interest	-	-	-	(3,581)	(3,581)
Total	$200,000	$158,061	$115,000	$93,085	$566,146

During the years ended December 31, 2014 and 2013, the Company capitalized $67 and $94, respectively, of interest associated with redevelopment activities.

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2032. These leases generally contain rent increases and renewal options.

Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of December 31, 2014 are as follows:

Operating Leases
2015	$90,851
2016	92,291
2017	91,610
2018	92,212
2019	88,183
Thereafter	488,660
Total minimum lease rental income	$943,807

8. Transactions with Director Related Entities and Related Parties

The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,500 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,500 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2014, in the case of unfunded commitments.

Three of the properties the Company closed on subsequent to December 31, 2014, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, or KTR, a private industrial real estate investment company, for which one of the Company’s directors serves as Chief Executive Officer and Chairman of the Board.

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of the Company’s directors until September 30, 2014, when he resigned. The Company did not have a disagreement with Mr. Holliday on any matter relating to its operations, policies or practices. In recognition of his service, the Company’s board of directors ratably vested 1,125 of the 1,500 shares of its common stock granted to Mr. Holliday in January 2014.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $368 under the lease for the year ended December 31, 2014.

From May 2005 through September 2013, the Company was party to a lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, for its previous corporate offices at 420 Lexington Avenue, New York, New York. In September 2013, concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue, the Company cancelled the lease for its corporate office at 420 Lexington Avenue.

9. Deferred Costs

Deferred costs at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred financing costs	$9,556	$3,819
Deferred acquisition costs	2,630	2,630
Deferred leasing costs	77	-
	12,263	6,449
Accumulated amortization	(1,908)	(634)
	$10,355	$5,815

The Company’s deferred financing costs primarily relate to its financing arrangements, including its Term Loan, Unsecured Credit Facility, Exchangeable Senior Notes, previous Secured Credit Facility, and mortgage notes assumed in connection with property acquisitions. These costs are amortized on a straight-line or effective interest basis to interest expense over on the contractual term of the related financing.

The Company’s deferred acquisition costs include lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term.

The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

10. Fair Value of Financial Instruments

The Company discloses fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based upon the application of discount rates to estimated future cash flows based upon market yields or by using other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value amounts.

In connection with the Company’s disposal of Gramercy Finance and the subsequent exit from the commercial real estate finance business, more fully described in Note 3, “Dispositions and Assets Held for Sale,” for the year ended December 31, 2012, the Company recorded impairment charges of $882 on its loan investments, CMBS investments, and real estate held by the CDOs as a result of the reclassification of all loan investments and real estate held by the CDOs as held for sale and the inability to express the intent to hold impaired CMBS investments until amortized cost is recovered. In connection with the disposal of Gramercy Finance, the Company also recorded recurring and non-recurring fair value measurements as of the date of disposal for certain financial instruments before derecognition.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The following table presents the carrying value in the financial statements and approximate fair value of financial instruments at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$4,293	$4,293	$6,762	$6,762
Marketable securities (3)	$165,001	$165,001	$-	$-
Financial liabilities:
Derivative instruments	$3,189	$3,189	$187	$187
Contingent value rights (4)	$-	$-	$115	$115
Long term debt
Term Loan (2)	$200,000	$199,997	$-	$-
Unsecured Credit Facility (2)	$-	$-	$-	$-
Secured Credit Facility (2)	$-	$-	$45,000	$45,297
Mortgage notes payable (2)	$161,642	$165,907	$122,180	$123,349
Exchangeable Senior Notes (2)	$107,836	$116,064	$-	$-

(1)	Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.
(2)	Long term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
(3)	Marketable securities represent the Company’s investment in U.S. treasury securities, which are classified in cash and cash equivalents on the Consolidated Balance Sheet.
(4)	Pursuant to the Company’s private placement of equity in October 2013, the Company entered into the CVR Agreements with purchasers of the Company’s common stock in that offering, which are discussed more fully in Note 11.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Cash and cash equivalents, marketable securities, accrued interest, and accounts payable: These balances in the Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.

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

Contingent value rights: The Company’s contingent value rights were presented at fair value on the Consolidated Financial Statements based upon valuation using the Black Scholes model.

Mortgage notes payable, Term Loan, Unsecured Credit Facility, and Secured Credit Facility: These instruments are presented in the Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Exchangeable Senior Notes: The Exchangeable Senior Notes are presented at amortized cost on the Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2014 and December 31, 2013, and current estimates of fair value may differ significantly from the amounts presented herein.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$4,293	$-	$-	$4,293
Marketable securities:
U.S. Treasury securities	165,001	165,001	-	-
	$169,294	$165,001	$-	$4,293

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,189	$-	$-	$3,189
	$3,189	$-	$-	$3,189

At December 31, 2013	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$6,762	$-	$-	$6,762
	$6,762	$-	$-	$6,762

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$187	$-	$-	$187
Contingent value rights	115	-	-	115
	$302	$-	$-	$302

Derivative instruments: Interest rate swaps and caps are valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair valuation of derivative instruments is most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties. Fair values of the Company’s derivative instruments, such as the CVR investments, were valued using a Black-Scholes model. Fair value of the Company’s embedded exchange option is determined using a probabilistic valuation model with the assistance of third-party valuation specialists.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Total gains or (losses) from derivatives for the years ended December 31, 2014 and 2013 were ($3,002) and $9,914, respectively, in accumulated other comprehensive income (loss). On March 15, 2013, the date of disposal of Gramercy Finance, the Company reclassified the amounts out of accumulated other comprehensive income (loss) and derecognized the derivative instruments. During the year ended December 31, 2014, the Company entered into an interest rate swap agreement and did not enter into any new interest rate caps.

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of December 31, 2014 are:

	At December 31, 2014
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$4,293	Discounted cash flows	Discount rate	20.00%
Interest rate swaps	$3,189	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds
Balance as of December 31, 2013	$6,762
Amortization of discounts or premiums	1,595
Adjustments to fair value:
Included in other comprehensive income	752
Other-than-temporary impairments	(4,816)
Balance as of December 31, 2014	$4,293

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments

Balance as of December 31, 2013	$302
Embedded exchange option	8,311
Transfer of embedded exchange option to stockholders' equity	(11,726)
Expiration of Contingent Value Rights	(115)
Adjustments to fair value:
Realized loss on derivative instruments	3,415
Unrealized loss on derivatives	3,002
Balance as of December 31, 2014	$3,189

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of December 31, 2014 or December 31, 2013.

11. Derivative Instruments

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2014. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark	Notional	Strike	Effective	Expiration	Fair
	Rate	Value	Rate	Date	Date	Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$15,782	4.55%	12/19/13	12/19/20	$(620)
Interest Rate Swap	1 mo. USD-LIBOR-BBA	200,000	1.82%	09/09/14	06/09/19	(2,569)
Total derivatives		$215,782				$(3,189)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2014, derivative instruments were reported at their fair value as a net liability of $3,189. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the years ended December 31, 2014, 2013, and 2012. At December 31, 2013, derivative instruments were reported at their fair value as a net liability of $302. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,278 will be reclassified from other comprehensive income as an increase in interest expense.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

12. Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 250,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 220,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 5,000,000 shares of excess stock, $0.001 par value per share. As of December 31, 2014, 186,945,569 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In December 2014, the Company completed an underwritten public offering of 59,800,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 7,800,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $5.90 per share and the net proceeds from the offering were approximately $336,073, after expenses.

In May 2014, the Company completed an underwritten public offering of 46,000,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 6,000,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $4.98 per share and the net proceeds from the offering were approximately $218,224, after expenses.

In October 2013, the Company entered into a common stock purchase agreement and related joinder agreements, or the Purchase Agreement, for the issuance of 11,535,200 shares of common stock at a purchase price of $4.11 per share, raising net proceeds of $45,520, to various purchasers in a private placement. Pursuant to the Purchase Agreement, each purchaser agreed that it would not, without the prior written consent of the Company, offer, sell, contract to sell, pledge or otherwise dispose any or all of the common stock purchased until March 25, 2014, or the Lock-Up Period. During the Lock-Up Period, if the Company issued common stock or securities convertible into common stock (except for certain permitted issuances), then the purchasers would have the ability to: (1) purchase their pro rata portion of all or any part of the new issuance, and (2) elect the benefit of any different terms provided to the new investors. Pursuant to the Purchase Agreement, the Company entered into CVR Agreements with the Purchasers at the closing of the sale of common stock in the Private Placement which are discussed in more detail in Note 10. The CVR Agreements expired on March 25, 2014 with no value.

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

The Company issued to KBS Acquisition Sub-Owner 2, LLC (i) 2,000,000 shares of common stock of the Company, par value $0.001 per share; (ii) 2,000,000 shares of Class B-1 non-voting common stock of the Company, par value $0.001 per share; and (iii) 2,000,000 shares of Class B-2 non-voting common stock of the Company, par value $0.001 per share on December 6, 2012. The shares were issued as consideration for the Company’s contribution to the joint venture with Garrison in connection with the acquisition of the Bank of America Portfolio on the same date and were valued at $2.75 which was the closing price of the Company’s common stock on the New York Stock Exchange on the day prior. Each share of the Class B-1 common stock and Class B-2 common stock will be convertible into one share of the Company’s common stock at the option of the holder at any time on or after September 5, 2013 and December 6, 2013, respectively. During 2013, all Class B-1 and Class B-2 common stock was converted into an equal amount of shares of the Company’s common stock. In December, 2013, the Company filed an articles supplementary to its charter to reclassify 2,000,000 authorized shares of Class B-1 common stock and 2,000,000 authorized shares of Class B-2 common stock into the same number of authorized but unissued shares of the Company’s common stock. The reclassification (i) increased the number of shares of common stock from 96,000,000 shares immediately prior to the reclassification to 100,000,000 shares of common stock immediately after the reclassification; (ii) decreased the number of shares classified as Class B-1 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification; and (iii) decreased the number of shares classified as Class B-2 Common Stock from 2,000,000 shares immediately prior to the reclassification to no shares immediately after the reclassification.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

At-The-Market Equity Offering Program

In September 2014, the Company, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock. During the year ended December 31, 2014, the Company sold 7,712,046 shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $45,280, or $44,302 of net proceeds after related expenses. The net proceeds from these offerings were used to fund new investments and for other operating purposes. As of December 31, 2014, the Company has $54,720 available to issue under the ATM Program.

Preferred Stock

At December 31, 2014, the Company has 3,500,000 of its 7.125% Series B Preferred Stock, or Series B Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series B Preferred Stock are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series B Preferred Stock at par for cash. In August 2014, the Company received $81,638 in net proceeds after expenses upon issuance.

In September 2014, the Company redeemed all of the outstanding shares of its 8.125% Series A Preferred Stock, or Series A Preferred Stock, at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the stock and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The 8.125% Series A Preferred Stock was replaced by the Series B Preferred Stock. As a result of the redemption, the Company recorded a $2,912 charge to the Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date.

Holders of the Series A Preferred Stock were entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends were cumulative, subject to certain provisions. As of December 31, 2013, the Company accrued Series A Preferred Stock dividends of $37,600. In December 2013, the Company’s board of directors authorized and the Company declared a “catch-up” dividend in the amount of $10.23524 per share of its 8.125% Series A Cumulative Redeemable Preferred Stock, representing all accrued and unpaid dividends on the Series A Preferred Stock for the period October 1, 2008, through and including October 14, 2013. In December 2013, the Company’s board of directors also authorized and the Company declared a Series A Preferred Stock quarterly dividend payment in the amount of $0.50781 per share, for the period October 15, 2013, through and including January 14, 2014. Both the accrued dividend and the quarterly dividend were paid to holders of the Series A Preferred Stock of record as of the close of business on December 31, 2013.

Equity Incentive Plans

As part of the Company’s initial public offering, the Company instituted its Equity Incentive Plan, or the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees, or collectively the Options, and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of Options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. At December 31, 2014, 1,911,764 shares of common stock were available for issuance under the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by the Company’s board of directors.

Through December 31, 2014, 2,065,015 restricted shares had been issued under the 2004 Equity Incentive Plan, of which 83% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $743, $579, and $958 was recorded for the years ended December 31, 2014, 2013, and 2012, respectively, related to the issuance of restricted shares. Compensation expense of $2,250 will be recorded over the course of the next 38 months representing the remaining weighted average vesting period of equity awards issued under the 2004 Equity Incentive Plan as of December 31, 2014. Certain of the Company’s awards are subject to performance vesting conditions which were determined in March 2013 and are assessed on a quarterly basis.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Options granted under the 2004 Equity Incentive Plan to recipients who are employees of Gramercy are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three to four annual installments commencing one year from the date of grant. The Company issues new shares upon the exercise of vested Options. In some instances, Options may be granted under the 2004 Equity Incentive Plan to persons who provide significant services to the Company but are not employees of the Company. Options granted to recipients that are not employees have the same terms as those issued to employees except as it relates to any performance-based provisions within the grant. To the extent there are performance provisions associated with a grant to a recipient who is not an employee, an estimated expense related to these Options is recognized over the vesting period and the final expense is reconciled at the point performance has been met, or the measurement date. If no performance based provision exists, the Company recognizes compensation expense over the vesting period on a straight line basis.

A summary of the status of the Company’s Options as of December 31, 2014, 2013 and 2012 are presented below:

	December 31, 2014		December 31, 2013		December 31, 2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	341,081	$14.70	360,251	$16.14	565,026	$17.25
Granted	30,000	5.79	30,000	3.05	25,000	2.50
Exercised	(30,000)	3.02	—	—	—	—
Lapsed or cancelled	(134,179)	18.23	(49,170)	22.49	(229,775)	16.83
Balance at end of period	206,902	$12.82	341,081	$14.70	360,251	$16.14

For the year ended December 31, 2014, all Options were granted with a price of $5.79. The remaining weighted average contractual life of the Options was 4.7 years. Compensation expense of $53, $51 and $29 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, related to the issuance of Options.

In July 2012, the Company adopted the 2012 Outperformance Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. Pursuant to the 2012 Outperformance Plan, the Company granted equity awards to these executives in the form of a class of limited partnership interests in the Company’s Operating Partnership, or LTIP Units. LTIP Units are structured to quality as “profits interests” for federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Company or its Operating Partnership with respect to liquidating distributions. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to $20,000 of LTIP Units based on the Company’s common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from $4,000 if the Company’s common stock price equals a minimum hurdle of $5.00 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $9.00 per share (less any dividends paid during the performance period) at the end of the performance period. In the event that the performance hurdles are not met on a vesting date, the award scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that the Company’s common stock price is less than the minimum hurdle. During the performance period, the executives may earn up to 12%, 24% and 36% of the maximum amount under the 2012 Outperformance Plan at the end of the first, second and third years, respectively, of the performance period if the Company’s common stock price has equaled or exceeded the stock price hurdles as of the end of such years. If the minimum stock price hurdle is met as of the end of any such year, the actual amount earned will range on a sliding scale from 20% of the maximum amount that may be earned as of such date (at the minimum stock price hurdle) to 100% of the maximum amount that may be earned as of such date (at the maximum stock price hurdle). Any LTIP Units earned under the 2012 Outperformance Plan will remain subject to vesting, with 50% of any LTIP Units earned vesting on June 30, 2016 and the remaining 50% vesting on June 30, 2017 based, in each case, on continued employment through the vesting date. The LTIP Units issued in July 2012 in connection with the hiring of new executives had a fair value of $1,870 on the date of grant, which was calculated in accordance with ASC 718.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

In March 2013, the Company granted four senior officers equity awards pursuant to the 2012 Outperformance Plan in the form of LTIP Units having an aggregate maximum value of $4,000, and a fair value of $845, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP Units may have with respect to the Company’s common stock. Compensation expense of $588, $555, and $210 was recorded for the years ended December 31, 2014, 2013, and 2012 for the 2012 Outperformance Plan. Compensation expense of $1,353 will be recorded over the course of the next 24 months, representing the remaining weighted average vesting period of the LTIP Units as of December 31, 2014.

In March 2013, the Company granted to four senior officers of the Company pursuant to the 2004 Equity Incentive Plan a total of 115,000 time-based restricted stock awards and 345,000 performance-based restricted stock units. The time-based awards vest in five equal annual installments commencing December 15, 2013, subject to continued employment. Vesting of the performance-based units requires, in addition to continued employment over a 5-year period, achievement of absolute increases in either the Company’s stock price or an adjusted funds from operations (as defined by the Company’s compensation committee).

In connection with the equity awards made to Messrs. DuGan, Harris and Pell in connection with the Company’s hiring of these executives, the Company adopted the 2012 Inducement Equity Incentive Plan, or the Inducement Plan. Under the Inducement Plan, the Company may grant equity awards for up to 4,500,000 shares of common stock pursuant to the employment inducement award exemption provided by the New York Stock Exchange Listed Company Manual. The Inducement Plan permits the Company to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. All of the shares available under the Inducement Plan were issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Equity awards issued under the Inducement Plan had a fair value of $6,125 on the date of grant which was calculated in accordance with ASC 718. Compensation expense of $1,148, $766, and $383 was recorded for years ended December 31, 2014, 2013, and 2012, respectively, for the 2012 Inducement Equity Incentive Plan. Compensation expense of $3,828 will be recorded over the course of the next 18 months representing the remaining weighted average vesting period of equity awards issued under the Inducement Plan as of December 31, 2014.

The Company had previously issued LTIP Units to both the former Chief Executive Officer and the former President. During 2011, the Company entered into an amendment to the LTIP Unit award agreement with these executives to cancel the vesting schedule of outstanding LTIP Units in the Partnership and grant a new vesting schedule with respect to such LTIP Units. The new vesting schedule provided for 50% of each executive's LTIP Units to vest on June 30, 2012 subject to continued employment and an additional 50% of each executive's LTIP Units to vest upon the satisfaction of certain vesting conditions relating to the settlement of the Company's Gramercy Finance business. Compensation expense of $0, $0 and $401 was recorded for the years ended December 31, 2014, 2013 and 2012, respectively, related to the issuance and modification of LTIP Units.

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
December 31, 2014

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

Deferred Stock Compensation Plan for Directors

Under the Company’s Independent Director’s Deferral Program, which commenced April 2005 and was amended and restated in December 2014, the Company’s independent directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by the Company, as defined by the program. Phantom stock units are credited to each independent director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter. If dividends are declared by the Company, each participating independent director who elects to receive fees in the form of phantom stock units has the option to have their account credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter or have dividends paid in cash.

As of December 31, 2014, there were approximately 592,285 phantom stock units outstanding, of which 580,851 units are vested.

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

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Earnings per share for the years ended December 31, 2014, 2013 and 2012 are computed as follows:

	For the Year Ended December 31,
	2014	2013	2012
Numerator - Income (loss):
Net income (loss) from continuing operations	$55,193	$(8,172)	$(18,341)
Net income (loss) from discontinued operations	(524)	392,999	(153,207)
Net income (loss)	54,669	384,827	(171,548)
Net loss attributable to noncontrolling interest	236	-	-
Preferred stock redemption costs	(2,912)	-	-
Preferred stock dividends	(7,349)	(7,162)	(7,162)
Net income (loss) available to common stockholders	$44,644	$377,665	$(178,710)
Denominator - Weighted average shares:
Weighted average basic shares outstanding	104,811,814	61,500,847	51,976,462
Effect of dilutive securities:
Unvested share based payment awards	1,259,950	-	-
Options	52,415	-	-
Phantom stock units	592,284	-	-
OP Units	1,033,877	-	-
Diluted Shares	107,750,340	61,500,847	51,976,462

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. The Company only includes the effect of the excess conversion premium in the calculation of diluted earnings per share. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares. The weighted average price of the Company’s common stock was below the exchange price of $6.19 and therefore the effect of the excess conversion premium was excluded from the calculation of diluted earnings per share because it is anti-dilutive.

For the year ended December 31, 2013, 51,412 share options, 678,784 unvested share based payment awards, and 534,038 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the year ended December 31, 2013, the Company excluded unvested restricted stock awards of 678,784 from its weighted average basic shares outstanding due to the net loss from continuing operations during the period.

For the year ended December 31, 2012, 16,362 share options, 1,383,388 unvested share based payment awards, and 462,102 phantom share units were computed using the treasury share method, which due to the net loss from continuing operations were anti-dilutive. For the year ended December 31, 2012, the Company excluded unvested restricted stock awards of 1,383,388 from its weighted average basic shares outstanding due to the net loss from continuing operations during the period.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of December 31, 2014, 2013 and 2012 is comprised of the following:

	As of December 31,
	2014	2013 (1)	2012
Net unrealized gain (loss) on debt securities	$(3,189)	$(1,219)	$84,691
Net unrealized loss on derivative instruments	(466)	(186)	(179,956)
Foreign currency translation adjustments	(48)	-	-
Total accumulated other comprehensive income (loss)	$(3,703)	$(1,405)	$(95,265)

(1)	The Company reclassified unrealized gains on CMBS of $107,774 for the year ended December 31, 2013 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations. The Company also reclassified the unamortized fair value of terminated swaps previously designated as cash flow hedges of $6,359 into net income as a component of the gain on disposal of Gramercy Finance on the Consolidated Statement of Operations.

13. Benefit Plans

In June 2009, the Company implemented a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Except for the 401(k) Plan, at December 31, 2014, the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans. The expense associated with the Company’s matching contribution was $229, $156 and $227 for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Noncontrolling Interest

Noncontrolling interests represent the common units of limited partnership interest, or OP Units, in the Company’s Operating Partnership not held by the Company. OP Units may be redeemed for one share of the Company’s common stock. The redemption rights are outside of the Company’s control, and thus the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common stock upon redemption of OP Units.

Common Units of Limited Partnership Interest in the Operating Partnership

On July 31, 2014, the Company issued 3,778,405 OP Units in connection with the acquisition of three properties during the third quarter of 2014. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of the Company’s common stock, par value $0.001 per share, except that the Company may, at its election, acquire each OP Unit for one share of the Company’s common stock. The OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the Operating Partnership’s business. The OP Unit holders do not have voting rights; however, they are entitled to receive dividends.

As of December 31, 2014, the noncontrolling interest unit holders owned 2,337,551 OP Units, representing an interest of approximately 1.23% in the Company’s Operating Partnership. At December 31, 2014, 2,337,551 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

OP Units are recorded at the greater of cost basis or fair market value based on the closing stock price of the Company’s common stock at the end of the reporting period. As of December 31, 2014, the value of the OP units was $16,129. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding shares of common stock and OP Units. The Company recognizes changes in fair value in the OP Units through retained earnings, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

There were no noncontrolling interests in the Operating Partnership as of December 31, 2013. Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2014:

Noncontrolling Interest
Balance as of December 31, 2013	$-
Issuance of noncontrolling interests in the operating partnership	22,670
Redemption of noncontrolling interests in the operating partnership	(8,738)
Net loss attribution	(236)
Fair value adjustments	2,636
Dividends	(203)
Balance as of December 31, 2014	$16,129

15. Commitments and Contingencies

Funding Commitments

The Company is obligated under certain tenant leases, to construct the underlying leased property or fund tenant expansions. As of December 31, 2014, the Company has three outstanding commitments: (1) the contribution of $1,500 towards tenant improvements on a warehouse/industrial property in Garland, Texas, of which the unfunded amounts were estimated to be $429; (2) the expansion of a property located in Olive Branch, Mississippi, whereby the tenant has a one-time option to expand the building by 250,000 square feet; and (3) the expansion of a property located in Logan Township, New Jersey, whereby the tenant has a one-time option to expand the building by 25,000 square feet. The tenants have not noticed the Company for the building expansion options and therefore, no amounts are due and no unfunded amounts have been estimated. The Company fully funded the construction of a 118,000 square foot cold storage facility located in Hialeah Gardens, Florida, during the third quarter of 2014.

The Company has committed approximately $60,490 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. The Gramercy European Property Fund has a total initial capital commitment of approximately $305,475 (€252,500) from the Company and its investment partners, comprised of $60,490 (€50,000) from the Company, $244,985 (€202,500) from its investment partners, and an additional $120,980 (€100,000) from certain investment partners, not including the Company, after the first $305,475 (€252,500) has been invested. See Note 5, “Joint Ventures and Equity Investments,” for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2014, in the case of unfunded commitments.

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

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

In December 2010, the Company sold its 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intends to vigorously defend against same.

In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of the Company’s NYC DOF Transfer Tax Assessment appeal was completed in December 2014, and a decision is anticipated in mid-2015. The Company anticipates that its appeal of the NYS DOT Transfer Tax Assessment will be set for trial in late 2015 or early 2016.

The Company believes that it has strong defenses against the Transfer Tax Assessments and intends to continue to vigorously assert same. The Company evaluates contingencies based on information currently available, including the advice of counsel. The Company establishes accruals for litigation and claims when a loss contingency is considered probable and the related amount is reasonably estimable. The Company will periodically review these contingences and may adjust the amount of the accrual if circumstances change. The outcome of a contingent matter and the amount or range of potential losses at particular points may be difficult to ascertain. If a range of loss is estimated and an amount within such range appears to be a better estimate than any other amount within that range, then that amount is accrued. Considering the recent developments as discussed above, as of December 31, 2013, the Company established an accrual of approximately $4,339 within discontinued operations for the Transfer Tax Assessments, which represents the full amount of the assessed tax plus estimated interest and penalties. There was $4,454 accrued as of December 31, 2014 including $271 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2014.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of December 31, 2014. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

Office Leases

The Company’s corporate offices at 521 Fifth Avenue, 30th Floor, New York, New York are subject to an operating lease agreement with 521 Fifth Fee Owner, LLC, an affiliate of SL Green, effective as of September 2013. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten.

The Company’s previous corporate offices at 420 Lexington Avenue, New York, New York, were subject to an operating lease agreement with SLG Graybar Sublease LLC, an affiliate of SL Green, effective May 1, 2005, which was subsequently amended in May and June 2009 and in June 2012. In September 2013, concurrently with the commencement of the lease for the new corporate offices at 521 Fifth Avenue, the Company cancelled the lease for its corporate office at 420 Lexington Avenue.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Company’s regional management office located at 550 Blair Mill Road, Horsham, Pennsylvania, commenced on May 1, 2014 with an affiliate of KBS. The lease is for approximately 13,000 square feet and expires on April 30, 2018, with rents of approximately $151 per annum for year one rising to $221 per annum in year four. The Company’s previous regional management office at 610 Old York Road, Jenkintown, Pennsylvania, was subject to an operating lease with an affiliate of KBS. The lease was for approximately 19,000 square feet, with rents of approximately $322 per annum, and expired on April 30, 2014.

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

Gramercy Europe Asset Management’s office located at 100 New Bond Street, London W1S 1SP, is subject to an operating lease with Lawnpond Limited. The lease is for the second floor space and is subject to rents of $65 plus value-added tax per annum. The lease had an expiration date of March 4, 2019 with a right to cancel with 30 days’ notice. Lawnpond Limited served notice to terminate the lease effective January 14, 2015. The Company entered into a new operating lease agreement in February 2015 for an office located at 15 Bedford Street, London WC2E 9HE, United Kingdom.

Capital and Operating Ground Leases

The industrial property located in Hamlet, North Carolina, that the Company acquired in December 2014, operates under a ground lease classified as a capital lease. The ground lease has minimal annual rent payments and a term expiration date of May 2039. The Company also has an obligation to purchase the land under the ground lease at fair market value upon termination or expiration of the building or ground lease term. In connection with the ground lease, the Company recorded a capital lease purchase obligation for $260, representing the fair value of the land at acquisition, and will amortize the obligation up to the estimated fair value of the land at the required purchase date by recording periodic amortization into interest expense, using the effective interest method.

Certain properties acquired as part of the Bank of America Portfolio are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	Ground Leases - Operating	Ground Leases - Capital	Total
2015	$1,390	$-	$1,390
2016	1,317	-	1,317
2017	1,314	-	1,314
2018	1,314	-	1,314
2019	1,307	-	1,307
Thereafter	42,121	329	42,450
Total minimum rent expense	$48,763	$329	$49,092

The Company incurred rent expense on ground leases of $853, $0, and $0 during the years ended December 31, 2014, 2013, and 2012, respectively.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

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

The Company’s provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Current:
Federal	$(1,235)	$(5,902)	$(1,990)
State and local	323	(2,535)	(1,061)
Total current	(912)	(8,437)	(3,051)
Deferred:
Federal	197	(348)	(174)
State and local	(94)	(123)	(105)
Total deferred	103	(471)	(279)
Total income tax expense	$(809)	$(8,908)	$(3,330)

For the years ended December 31, 2014, 2013 and 2012 the Company recorded $809, $8,908, and $3,330 of income tax expense, including $0, $2,515, and $0 within discontinued operations, respectively. Tax expense for the years ended December 31, 2014, 2013 and 2012 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management. Tax expense for the year ended December 31, 2013 included in discontinued operations is comprised of federal, state and local taxes attributable to the sale of the CDO management contracts to CWCapital. As of December 31, 2014, returns for the calendar years 2011 through 2014 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. As of December 31, 2014, certain returns for calendar year 2010 also remain subject to examination by various state and local tax jurisdictions.

Net deferred tax assets of $738 and $635 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. These net deferred tax assets relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax. All deferred tax assets relating to net operating loss carry forwards of TRSs are fully reserved.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax operating income, as follows:

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

	For the year ended December 31,
	2014	2013	2012
Income tax (expense) benefit at federal statutory rate	$(19,500)	$(137,775)	$58,366
Tax effect of REIT election	18,501	138,563	(60,230)
State and local taxes, net of federal benefit	194	(1,088)	(843)
Permanent difference	(4)	(1)	1,252
Valuation allowance	-	(8,607)	(1,672)
Other	-	-	(203)
Total income tax provision	$(809)	$(8,908)	$(3,330)

As of December 31, 2014, the Company and each of its eight subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $557,000. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and five years, respectively. The amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2014 are subject to the completion of the 2014 tax returns. In January 2011, the Company and two of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50% of its common stock during a cumulative three year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used to offset future ordinary income and capital gains, beginning with the 2011 taxable year.

In addition to the limitation on the Company’s use of its net operating losses under section 382, since the company uses separate taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual TRSs are only available to offset taxable income derived by each respective TRS.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2014, 2013 and 2012, the Company did not incur any material interest or penalties.

17. Environmental Matters

The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

18. Segment Reporting

As of December 31, 2014, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. On March 15, 2013, the Company disposed of its third reportable segment, Gramercy Finance, as more fully discussed in Note 1. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.

The Investments/Corporate segment includes all of the Company’s activities related to the investment and ownership of commercial properties located throughout the United States and Europe. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company, either directly or in joint ventures or equity investments.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management of commercial properties located throughout the United States and Europe. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third parties throughout the United States and Europe.

The Company evaluates performance based on the following financial measures for each segment:

	Asset	Investments /	Total
	Management	Corporate	Company
Year ended December 31, 2014
Total revenues	$25,017	$82,923	$107,940
Equity in net loss from unconsolidated joint ventures	-	1,959	1,959
Total operating and interest expense (1)	(21,154)	(33,552)	(54,706)
Net income from continuing operations (2)	$3,863	$51,330	$55,193

	Asset	Investments /	Total
	Management	Corporate	Company
Year ended December 31, 2013
Total revenues	$40,896	$15,808	$56,704
Equity in net loss from unconsolidated joint ventures	-	(5,662)	(5,662)
Total operating and interest expense (1)	(30,887)	(28,327)	(59,214)
Net income (loss) from continuing operations (2)	$10,009	$(18,181)	$(8,172)

	Asset	Investments /	Total
	Management	Corporate	Company
Year ended December 31, 2012
Total revenues	$34,667	$2,154	$36,821
Equity in net loss from unconsolidated joint ventures	-	(2,904)	(2,904)
Total operating and interest expense (1)	(24,824)	(27,434)	(52,258)
Net income (loss) from continuing operations (2)	$9,843	$(28,184)	$(18,341)

	Asset	Investments /	Total
	Management	Corporate	Company
Total Assets:
December 31, 2014	$8,140	$1,491,860	$1,500,000
December 31, 2013	$12,950	$478,713	$491,663

(1)	Total operating and interest expense includes operating costs on commercial property assets for the Investments segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $36,408, $5,675, and $256 and provision for taxes of $809, $6,393, and $3,330 for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)	Net income (loss) from continuing operations represents income (loss) before discontinued operations.

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

19. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash activities recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Deferred losses and other non-cash activity related to derivatives	$(3,002)	$(187)	$2,146
Change in net unrealized loss on securities available for sale	$752	$(1,219)	$343,528
Non-cash effect of foreign currency translation adjustments	$(48)	$-	$-

20. Selected Quarterly Financial Data (unaudited)

This unaudited interim financial information has been adjusted to reflect reclassifications for discontinued operations as of December 31, 2014.

2014 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total Revenues	$37,427	$34,301	$20,628	$15,584
Loss before equity in net income of joint ventures, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, non-controlling interest and discontinued operations	(5,986)	(2,355)	(7,362)	(674)
Equity in net income of joint ventures	103	103	1,125	628
Loss before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, non-controlling interest and discontinued operations	(5,883)	(2,252)	(6,237)	(46)
Gain on remeasurement of previously held joint venture	-	-	72,345	-
Loss on extinguishment of debt	-	-	(1,925)	-
Provision for taxes	162	(165)	(437)	(369)
Net income (loss) from continuing operations	(5,721)	(2,417)	63,746	(415)
Net loss from discontinued operations	(2)	(41)	(395)	(86)
Net income (loss)	(5,723)	(2,458)	63,351	(501)
Net loss attributable to noncontrolling interest	132	104	-	-
Net income (loss) attributable to Gramercy Property Trust Inc.	(5,591)	(2,354)	63,351	(501)
Preferred stock redemption costs	-	(2,912)	-	-
Preferred stock dividends	(1,576)	(2,192)	(1,791)	(1,790)
Net income (loss) available to common stockholders	$(7,167)	$(7,458)	$61,560	$(2,291)
Basic earnings per share:
Net income (loss) from continuing operations and after preferred dividends	$(0.05)	$(0.06)	$0.66	$(0.03)
Net income (loss) from discontinued operations	-	-	-	-
Net income (loss) available to common stock holders	$(0.05)	$(0.06)	$0.66	$(0.03)
Diluted earnings per share:
Net income (loss) from continuing operations and after preferred dividends	$(0.05)	$(0.06)	$0.65	$(0.03)
Net income (loss) from discontinued operations	-	-	-	-
Net income (loss) available to common stock holders	$(0.05)	$(0.06)	$0.65	$(0.03)
Basic weighted average common shares outstanding	133,859,665	117,926,151	92,753,999	70,763,959
Diluted weighted average common shares and common share equivalents outstanding	133,859,665	117,926,151	95,085,817	70,763,959

Gramercy Property Trust Inc.
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2014

2013 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total Revenues	$17,712	$13,421	$16,304	$9,267
Income (loss) before equity in net income (loss) of joint ventures, provision for taxes, noncontrolling interest and discontinued operations	2,109	766	3,325	(2,317)
Equity in net income (loss) of joint ventures	(2,854)	983	(2,603)	(1,188)
Income (loss) from continuing operations before provision for taxes and discontinued operations	(745)	1,749	722	(3,505)
Provision for taxes	(803)	(744)	(4,441)	(405)
Net income (loss) from continuing operations	(1,548)	1,005	(3,719)	(3,910)
Net income (loss) from discontinued operations	(4,399)	(514)	(1,175)	399,087
Net income (loss) attributable to Gramercy Property Trust Inc.	(5,947)	491	(4,894)	395,177
Preferred stock dividends	(1,792)	(1,790)	(1,790)	(1,790)
Net income (loss) available to common stockholders	$(7,739)	$(1,299)	$(6,684)	$393,387
Basic earnings per share:
Net loss from continuing operations and after preferred dividends	$(0.05)	$(0.01)	$(0.09)	$(0.10)
Net income (loss) from discontinued operations	(0.06)	(0.01)	(0.02)	6.80
Net income (loss) available to common stock holders	$(0.11)	$(0.02)	$(0.11)	$6.70
Diluted earnings per share:
Net loss from continuing operations and after preferred dividends	$(0.05)	$(0.01)	$(0.09)	$(0.10)
Net income (loss) from discontinued operations	(0.06)	(0.01)	(0.02)	6.80
Net income (loss) available to common stock holders	$(0.11)	$(0.02)	$(0.11)	$6.70
Basic weighted average common shares outstanding	69,724,546	58,902,708	58,605,219	58,678,078
Diluted weighted average common shares and common share equivalents outstanding	69,724,546	58,902,708	58,605,219	58,678,078

21. Subsequent Events

Subsequent to December 31, 2014, the Company closed on the acquisition of nine properties, including one office and eight industrial properties. The properties comprise an aggregate 1,688,778 square feet and were acquired for an aggregate purchase price of approximately $144,520. The properties are 100% leased with lease terms ending between December 2015 and September 2029. The Company assumed one in-place mortgage loan of $13,025 with a fixed interest rate of 5.57% and maturity of November 2016 related to one of the property acquisitions. The Company is currently analyzing the fair values of the leases and real estate assets and accordingly, the purchase price allocations for the properties are preliminary and subject to change.

In January 2015, the Company expanded its Unsecured Credit Facility, increasing the revolving borrowing capacity thereunder to $400,000. The expansion increased the Company’s aggregate borrowing capacity under the Unsecured Credit Facility and Term Loan from $400,000 to $600,000.

In February 2015, the Company’s shareholders approved an increase in the number of the Company’s authorized shares of common stock from 220,000,000 to 400,000,000.

Gramercy Property Trust Inc.
SCHEDULE II
Valuation and Qualifying Accounts
(In thousands)

Tenant and Other Receivables - Allowance	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Uncollectible Amounts Written Off	Balance at End of Year
Year Ended December 31, 2014	$449	107	368	$188
Year Ended December 31, 2013	$211	450	212	$449
Year Ended December 31, 2012	$280	101	170	$211

Gramercy Property Trust Inc.
SCHEDULE III
Real Estate Investments
(In thousands)

				Initial Costs			Gross Amount at Which Carried December 31, 2014
City	State	Acquisition Date	Encumbrances at December 31, 2014(1)	Land	Building and Improvements	Cost Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2014	Average Depreciable Life
Industrial:
Greenwood	IN	11/20/2012	$7,777	$1,200	$12,002	$—	$1,200	$12,002	$13,202	$(726)		(2)
Greenfield	IN	11/20/2012	6,286	600	9,357	—	600	9,357	9,957	(536)		(2)
Olive Branch	MS	3/11/2013	—	2,250	18,891	35	2,250	18,926	21,176	(933)		(2)
Garland	TX	3/19/2013	—	2,200	6,081	1,109	2,200	7,190	9,390	(654)		(2)
East Brunswick	NJ	3/28/2013	—	5,700	4,626	63	5,700	4,689	10,389	(368)		(2)
Atlanta	GA	5/6/2013	—	1,700	4,949	735	1,700	5,684	7,384	(976)		(2)
Bellmawr	NJ	5/30/2013	—	540	2,992	—	540	2,992	3,532	(179)		(2)
Hialeah Gardens	FL	5/30/2013	—	4,839	1,437	19,914	4,839	21,351	26,190	(267)		(2)
Deer Park	NY	6/18/2013	—	1,596	1,926	—	1,596	1,926	3,522	(219)		(2)
Elkridge	MD	6/19/2013	—	2,589	3,034	—	2,589	3,034	5,623	(303)		(2)
Orlando	FL	6/26/2013	—	1,644	2,904	—	1,644	2,904	4,548	(325)		(2)
Houston	TX	6/26/2013	—	3,251	2,650	134	3,251	2,784	6,035	(541)		(2)
Logan	NJ	6/28/2013	—	1,070	9,603	—	1,070	9,603	10,673	(423)		(2)
Atlanta	GA	8/22/2013	—	224	3,150	—	224	3,150	3,374	(342)		(2)
Manassas	VA	9/5/2013	—	890	2,796	—	890	2,796	3,686	(123)		(2)
Manassas	VA	9/5/2013	—	546	3,401	—	546	3,401	3,947	(147)		(2)
Yuma	AZ	10/1/2013	12,428	1,897	16,275	18	1,897	16,293	18,190	(781)		(2)
Austin	TX	10/22/2013	—	1,017	6,527	—	1,017	6,527	7,544	(289)		(2)
Galesburg	IL	11/15/2013	—	300	903	—	300	903	1,203	(46)		(2)
Peru	IL	11/15/2013	—	869	4,438	—	869	4,438	5,307	(182)		(2)
Indianapolis	IN	11/15/2013	21,962	2,168	27,485	(37)	2,168	27,448	29,616	(1,057)		(2)
Waco	TX	11/21/2013	15,782	1,615	17,940	—	1,615	17,940	19,555	(589)		(2)
Upper Macungie	PA	12/23/2013	23,793	4,767	25,468	—	4,767	25,468	30,235	(1,154)		(2)
Vernon	CA	12/30/2013	—	3,317	4,837	—	3,317	4,837	8,154	(158)		(2)
Vernon	CA	12/30/2013	—	2,083	4,583	—	2,083	4,583	6,666	(173)		(2)
Des Plaines	IL	2/18/2014	2,608	1,110	3,905	—	1,110	3,905	5,015	(173)		(2)
Elgin	IL	4/23/2014	—	1,570	4,501	—	1,570	4,501	6,071	(96)		(2)
Harrisburg	PA	5/1/2014	—	1,825	5,516	—	1,825	5,516	7,341	(205)		(2)
Elk Grove Village	IL	5/20/2014	—	5,600	12,403	—	5,600	12,403	18,003	(267)		(2)
Tampa	FL	5/29/2014	—	1,830	6,159	—	1,830	6,159	7,989	(148)		(2)
Ames	IA	7/31/2014	17,342	2,600	19,900	—	2,600	19,900	22,500	(243)		(2)
Buford	GA	7/31/2014	16,354	3,520	18,168	—	3,520	18,168	21,688	(223)		(2)
Wilson	NC	7/31/2014	8,827	540	13,401	48	540	13,449	13,989	(146)		(2)
Arlington Heights	IL	8/19/2014	—	1,960	14,505	—	1,960	14,505	16,465	(165)		(2)
Bloomingdale	IL	9/19/2014	—	1,020	5,061	—	1,020	5,061	6,081	(35)		(2)
Kenosha	WI	9/24/2014	—	1,710	7,500	—	1,710	7,500	9,210	(64)		(2)
Worcester	MA	9/24/2014	—	1,430	17,789	—	1,430	17,789	19,219	(113)		(2)
Miami	FL	10/24/2014	—	3,980	6,376	—	3,980	6,376	10,356	(44)		(2)
Morrow	GA	11/25/2014	—	760	5,401	—	760	5,401	6,161	(16)		(2)
Puyallup	WA	12/2/2014	—	2,740	6,399	—	2,740	6,399	9,139	(16)		(2)
Rolling Meadows	IL	12/4/2014	—	3,240	6,705	—	3,240	6,705	9,945	(16)		(2)
Lewisville	TX	12/4/2014	—	1,530	4,971	—	1,530	4,971	6,501	(17)		(2)
Groveport	OH	12/4/2014	—	940	5,616	—	940	5,616	6,556	(20)		(2)
Midway	GA	12/8/2014	—	2,520	14,533	—	2,520	14,533	17,053	(40)		(2)
Buffalo Grove	IL	12/18/2014	—	1,110	2,724	—	1,110	2,724	3,834	—		(2)
Burr Ridge	IL	12/18/2014	—	1,260	2,423	—	1,260	2,423	3,683	—		(2)
Hamlet	NC	12/19/2014	—	260	10,382	—	260	10,382	10,642	—		(2)
Downers Grove	IL	12/23/2014	—	1,270	8,585	—	1,270	8,585	9,855	—		(2)
Bolingbrook	IL	12/23/2014	—	2,240	9,884	—	2,240	9,884	12,124	—		(2)
Office/Banking Center:
Emmaus	PA	6/6/2013	—	407	986	—	407	986	1,393	(83)		(2)
Calabash	SC	6/6/2013	—	187	290	—	187	290	477	(32)		(2)
Morristown	NJ	8/1/2013	—	2,236	3,841	—	2,236	3,841	6,077	(433)		(2)
St. Louis	MO	5/15/2014	—	1,200	295	55	1,200	350	1,550	(15)		(2)
Nashville	TN	5/20/2014	—	2,850	8,913	—	2,850	8,913	11,763	(173)		(2)
Malvern	PA	6/30/2014	—	2,100	21,270	—	2,100	21,270	23,370	(430)		(2)
Parsippany	NJ	9/30/2014	—	1,800	2,154	—	1,800	2,154	3,954	(18)		(2)
Westlake Village	CA	12/22/2014	—	17,300	13,077	—	17,300	13,077	30,377	—		(2)
Office/Banking Center Properties - Bank of America Portfolio:
Phoenix	AZ	6/9/2014	—	—	10,556	—	—	10,556	10,556	(225)		(2)
Phoenix	AZ	6/9/2014	—	—	27,106	95	—	27,201	27,201	(494)		(2)
Phoenix	AZ	6/9/2014	—	—	5,241	—	—	5,241	5,241	(132)		(2)
Phoenix	AZ	6/9/2014	—	—	10,983	—	—	10,983	10,983	(231)		(2)
Mesa	AZ	6/9/2014	—	493	2,499	—	493	2,499	2,992	(71)		(2)
Phoenix	AZ	6/9/2014	—	—	19,290	—	—	19,290	19,290	(359)		(2)
Long Beach	CA	6/9/2014	—	685	674	—	685	674	1,359	(43)		(2)
Fresno	CA	6/9/2014	—	368	1,628	—	368	1,628	1,996	(69)		(2)
Fresno	CA	6/9/2014	—	359	2,260	—	359	2,260	2,619	(85)		(2)
Coronado	CA	6/9/2014	—	579	2,431	115	579	2,546	3,125	(82)		(2)
Bakersfield	CA	6/9/2014	—	456	1,437	—	456	1,437	1,893	(77)		(2)
Compton	CA	6/9/2014	—	625	605	—	625	605	1,230	(32)		(2)
El Segundo	CA	6/9/2014	—	1,233	685	—	1,233	685	1,918	(51)		(2)
Escondido	CA	6/9/2014	—	812	3,138	—	812	3,138	3,950	(99)		(2)
Fresno	CA	6/9/2014	—	492	2,263	—	492	2,263	2,755	(109)		(2)
Gardena	CA	6/9/2014	—	1,201	1,003	—	1,201	1,003	2,204	(61)		(2)
Glendale	CA	6/9/2014	—	1,548	4,786	—	1,548	4,786	6,334	(241)		(2)
Ontario	CA	6/9/2014	—	1,609	6,342	—	1,609	6,342	7,951	(173)		(2)
Newport Beach	CA	6/9/2014	—	1,481	2,335	—	1,481	2,335	3,816	(108)		(2)
Los Angeles	CA	6/9/2014	—	1,242	883	—	1,242	883	2,125	(40)		(2)
Lynwood	CA	6/9/2014	—	684	806	—	684	806	1,490	(57)		(2)

				Initial Costs			Gross Amount at Which Carried December 31, 2014
City	State	Acquisition Date	Encumbrances at December 31, 2014(1)	Land	Building and Improvements	Cost Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2014	Average Depreciable Life
North Hollywood	CA	6/9/2014	—	1,793	2,025	—	1,793	2,025	3,818	(108)		(2)
Sacramento	CA	6/9/2014	—	838	1,601	—	838	1,601	2,439	(91)		(2)
Sacramento	CA	6/9/2014	—	498	741	—	498	741	1,239	(48)		(2)
Los Angeles	CA	6/9/2014	—	641	630	—	641	630	1,271	(38)		(2)
Pomona	CA	6/9/2014	—	1,046	3,381	—	1,046	3,381	4,427	(134)		(2)
Riverside	CA	6/9/2014	—	1,753	3,437	—	1,753	3,437	5,190	(152)		(2)
Salinas	CA	6/9/2014	—	941	1,558	—	941	1,558	2,499	(94)		(2)
San Bernadino	CA	6/9/2014	—	581	2,926	—	581	2,926	3,507	(144)		(2)
Santa Barbara	CA	6/9/2014	—	1,676	2,016	—	1,676	2,016	3,692	(102)		(2)
Santa Maria	CA	6/9/2014	—	613	2,284	—	613	2,284	2,897	(96)		(2)
Mission Hills	CA	6/9/2014	—	583	827	—	583	827	1,410	(50)		(2)
Bakersfield	CA	6/9/2014	—	765	1,600	—	765	1,600	2,365	(106)		(2)
Sunnyvale	CA	6/9/2014	—	2,808	2,860	—	2,808	2,860	5,668	(118)		(2)
Torrance	CA	6/9/2014	—	882	717	33	882	750	1,632	(52)		(2)
Ventura	CA	6/9/2014	—	840	1,870	—	840	1,870	2,710	(90)		(2)
Long Beach	CA	6/9/2014	—	346	939	—	346	939	1,285	(42)		(2)
Tampa	FL	6/9/2014	—	3,366	10,089	44	3,366	10,133	13,499	(338)		(2)
Clearwater	FL	6/9/2014	—	581	2,168	—	581	2,168	2,749	(81)		(2)
Jacksonville	FL	6/9/2014	—	3,667	26,983	162	3,667	27,145	30,812	(523)		(2)
Jacksonville	FL	6/9/2014	—	2,043	9,695	150	2,043	9,845	11,888	(188)		(2)
Jacksonville	FL	6/9/2014	—	1,961	9,505	—	1,961	9,505	11,466	(202)		(2)
Jacksonville	FL	6/9/2014	—	3,068	14,503	—	3,068	14,503	17,571	(302)		(2)
Jacksonville	FL	6/9/2014	—	1,896	10,406	—	1,896	10,406	12,302	(205)		(2)
Jacksonville	FL	6/9/2014	—	4,648	25,902	—	4,648	25,902	30,550	(575)		(2)
Jacksonville	FL	6/9/2014	—	2,099	9,646	—	2,099	9,646	11,745	(197)		(2)
Jacksonville	FL	6/9/2014	—	403	1,099	—	403	1,099	1,502	(41)		(2)
Jacksonville	FL	6/9/2014	—	27	432	—	27	432	459	(9)		(2)
Jacksonville	FL	6/9/2014	—	425	1,757	—	425	1,757	2,182	(50)		(2)
Hialeah	FL	6/9/2014	—	833	769	—	833	769	1,602	(57)		(2)
Port Charlotte	FL	6/9/2014	—	248	923	18	248	941	1,189	(43)		(2)
Jacksonville	FL	6/9/2014	—	444	643	—	444	643	1,087	(31)		(2)
Miami Lakes	FL	6/9/2014	—	4,991	5,751	180	4,991	5,931	10,922	(157)		(2)
Tampa	FL	6/9/2014	—	1,215	1,871	—	1,215	1,871	3,086	(85)		(2)
Savannah	GA	6/9/2014	—	638	2,233	—	638	2,233	2,871	(86)		(2)
Overland Park	KS	6/9/2014	—	335	1,077	—	335	1,077	1,412	(73)		(2)
Annapolis	MD	6/9/2014	—	483	2,162	—	483	2,162	2,645	(69)		(2)
Baltimore	MD	6/9/2014	—	483	1,821	147	483	1,968	2,451	(76)		(2)
Richland	MO	6/9/2014	—	143	1,318	—	143	1,318	1,461	(42)		(2)
Springfield	MO	6/9/2014	—	648	1,178	—	648	1,178	1,826	(75)		(2)
Springfield	MO	6/9/2014	—	—	1,003	—	—	1,003	1,003	(71)		(2)
Albuquerque	NM	6/9/2014	—	812	1,861	—	812	1,861	2,673	(94)		(2)
Carrollton	TX	6/9/2014	—	543	609	—	543	609	1,152	(40)		(2)
Houston	TX	6/9/2014	—	417	2,542	—	417	2,542	2,959	(66)		(2)
Mission	TX	6/9/2014	—	315	961	—	315	961	1,276	(44)		(2)
Bellingham	WA	6/9/2014	—	661	2,344	—	661	2,344	3,005	(96)		(2)
Spokane	WA	6/9/2014	—	477	7,408	—	477	7,408	7,885	(351)		(2)
Specialty:
Hutchins	TX	6/27/2013	24,902	10,867	40,104	—	10,867	40,104	50,971	(3,876)		(2)
Franklin Park	IL	11/21/2013	—	4,512	2,457	—	4,512	2,457	6,969	(144)		(2)
Chicago	IL	11/22/2013	—	3,070	1,983	25	3,070	2,008	5,078	(158)		(2)
Medley	FL	8/27/2014	—	6,982	583	—	6,982	583	7,565	(39)		(2)
Medley	FL	8/27/2014	—	3,515	1,110	—	3,515	1,110	4,625	(37)		(2)
Medley	FL	8/27/2014	—	4,169	350	—	4,169	350	4,519	(23)		(2)
Santa Clara	CA	9/11/2014	—	14,530	1,577	—	14,530	1,577	16,107	(28)		(2)
			$158,061	$239,503	$805,074	$23,043	$239,503	$828,117	$1,067,620	$(27,598)

(1)	Encumbrances represent balances at 12/31/2014 of mortgage notes payable that are collateralized by the property for which they are noted.

(2)	The Company computes depreciation expense using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests.

(3)	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2014 was $1,109,824 (unaudited).

Set forth below is a rollforward of the carrying values for our real estate investments classified as held for investment:

	Years Ended December 31,
	2014	2013	2012
Investment in real estate:
Balance at beginning of year	$337,712	$23,159	$68,690
Improvements	15,202	7,824	1,203
Business acquisitions	714,706	306,729	39,202
Change in held for sale	—	37,667	(7,519)
Impairments	—	—	(22,637)
Property sales	—	(37,667)	(55,780)
Balance at end of year	$1,067,620	$337,712	$23,159
Accumulated depreciation:
Balance at beginning of year	$4,247	$50	$2,983
Depreciation expense	23,351	4,197	1,022
Change in held for sale	—	2,966	(2,468)
Property sales	—	(2,966)	(1,487)
Balance at end of year	$27,598	$4,247	$50

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

In connection with the preparation of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting during the year ended December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 80, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2014, or the 2015 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the 2015 Proxy Statement.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

GRAMERCY PROPERTY TRUST INC.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2013.

3.3	Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.

3.4	Articles Supplementary designating the Class B-1 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, and Class B-2 non-voting common stock of Gramercy Property Trust Inc., par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2013.

3.5	Articles of Amendment to the Articles of Amendment and Restatement of the Company, dated as of April 12, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2013.

3.6	Articles Supplementary Reclassifying 2,000,000 shares of Class B-1 non-voting common stock and 2,000,000 shares of Class B-2 non-voting common stock into shares of common stock, dated December 10, 2013, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2013.

3.7	Articles Supplementary Reclassifying 50,000,000 shares of Excess Stock, par value $0.001 per share, into shares of common stock, par value $0.001 per share, dated May 6, 2014, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2014.

3.8	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of common stock from 150,000 shares to 200,000 shares, dated June 26, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2014.

3.9	Articles Supplementary Classifying and Designating 3,500,000 shares of preferred stock as a new series of Preferred Stock, the 7.125% Series B Cumulative Redeemable Preferred Stock, par value $0.001 per share, dated August 14, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with SEC on August 15, 2014.

3.10	Articles Supplementary Reclassifying 20,000,000 shares of Excess Stock, par value $0.001 per share, into shares of common stock, par value $0.001 per share, dated December 9, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2014.

3.11	Articles of Amendment to the Articles of Incorporation of the Company, increasing the number of authorized shares of common stock from 220,000,000 shares to 400,000,000 shares, dated February 26, 2015, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015.

4.1	Form of specimen stock certificate representing the common stock of the Company, par value $0.001 per share, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 17, 2014.

4.2	Form of stock certificate evidencing the 7.125% Series B Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share, incorporated by reference to the Company’s Registration Statement on Form 8-A, filed with the SEC on August 14, 2014.

4.3	Indenture, by and among Gramercy Real Estate CDO 2005-1, Ltd., as issuer, Gramercy Real Estate CDO 2005-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent, notes registrar, dated as of July 14, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on July 27, 2005.

4.4	Indenture, dated as of August 24, 2006, by and among Gramercy Real Estate CDO 2006-1, Ltd., as issuer, Gramercy Real Estate CDO 2006-1 LLC, as co-issuer, GKK Liquidity LLC, as advancing agent, and Wells Fargo Bank, National Association, as trustee, paying agent, calculation agent, transfer agent, custodial securities intermediary, backup advancing agent and notes registrar, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

4.5	Indenture, dated as of August 8, 2007, by and among Gramercy Real Estate CDO 2007-1, Ltd., Gramercy Real Estate CDO 2007-1, LLC, GKK Liquidity LLC and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

4.6	Indenture, dated as of March 24, 2014, among GPT Property Trust LP, as issuer, Gramercy Property Trust Inc., as guarantor, and U.S. Bank National Association, as trustee, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2014.

4.7	Form of Global Note representing the Operating Partnership’s 3.75% Exchangeable Senior Notes due 2019 due, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2014 (included in Exhibit 4.1 thereof).

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, dated as of July 31, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Property Trust LP, dated as of August 15, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.

10.3	Amended and Restated Credit and Guaranty Agreement, dated as of September 24, 2013, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent, Deutsche Bank Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith as joint lead arrangers, Deutsche Bank Securities Inc. as sole bookrunner, and Bank of America, N.A. and RBC Capital Markets as co-syndication agents, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2013.

10.4	First Amendment to the Amended and Restated Credit and Guaranty Agreement, dated as of February 28, 2014, by and among GPT Property Trust LP, as borrower, Gramercy Property Trust Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch as administrative agent and each of the other agents party thereto, incorporated by reference to the Company’s Yearly Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014.

10.5	Collateral Management Agreement, dated as of July 14, 2005, by and between Gramercy Real Estate CDO 2005 1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on July 27, 2005.

10.6	Collateral Management Agreement, dated as of August 24, 2006, by and between Gramercy Real Estate CDO 2006-1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

10.7	Collateral Management Agreement, dated as of August 8, 2007, by and between Gramercy Real Estate CDO 2007-1, Ltd., as issuer, and GKK Manager LLC, as collateral manager, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

10.8	Registration Rights Agreement, dated as of March 24, 2014, by and among GPT Property Trust LP and Gramercy Property Trust Inc. and various holders of notes of the Company’s Operating Partnership, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2014.

10.9	Form of Equity Distribution Agreement, dated as of September 19, 2014, by and among the Company, GPT Property Trust LP and each sales agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014.

10.10	Master Lease Agreement, dated of January 1, 2005, by and between GPT GIG BOA Portfolio Owner LLC (as successor-in-interest to First States Investors 5000A, LLC), as landlord, and Bank of America, N.A., as tenant, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 17, 2010.

10.11	Loan Agreement, dated December 6, 2012, by and between GPT GIG BOA Portfolio Owner LLC, as borrower, and JPMorgan Chase Bank, National Association, as lender, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 12, 2012.

10.12	Revolving Credit and Term Loan Agreement, dated as of June 9, 2014, by and among GPT Property Trust LP, as borrower, the lenders party thereto from time to time, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and joint arrangers, JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A. as syndication agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2014.

10.13	Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of January 22, 2015, among the Operating Partnership, the Company and certain of its subsidiaries, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2015.

10.14	Sale and Purchase Agreement, dated January 30, 2013, by and among Gramercy Investment Trust, Gramercy Investment Trust II, GKK Manager LLC, Gramercy Loan Services LLC, GKK Liquidity LLC, Gramercy Property Trust Inc., CWCapital Investments LLC and CW Financial Services LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2013.

10.15	Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd., incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.16	Form of Joinder Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of common shares and aggregate purchase price for each additional purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.17	Form of Contingent Value Rights Agreement pursuant to the Common Stock Purchase Agreement, dated as of October 4, 2013, among the Company, BHR Master Fund, Ltd. and BHR OC Master Fund, Ltd. (attached thereto is information with respect to the number of contingent value rights for each purchaser), incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on October 7, 2013.

10.18	Amended and Restated Asset Management Services Agreement, dated as of December 1, 2013, by and between KBS Acquisition Sub, LLC, as owner, and GKK Realty Advisors LLC, as manager, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2013.

10.19	Membership Interest Purchase and Sale Agreement, dated as of May 12, 2014, by and among FYF Net Lease LLC, GPT BOA Portfolio Member LLC and GPT BOA Defeasance Pool Owner LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2014.

10.20	Purchase and Sale Contract, dated as of December 9, 2014, by and among certain subsidiaries of Dividend Capital Diversified Property Fund Inc., as sellers, and certain subsidiaries of the Company, as purchasers, incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 10, 2014.

10.21	Amended and Restated 2004 Equity Incentive Plan, dated as of June 10, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.22	First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.23	2008 Employee Stock Purchase Plan, incorporated by referenced to the Company’s Registration Statement on Form S-8 (333-149838), filed with the SEC on March 20, 2008.*

10.24	2012 Inducement Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.25

Gramercy Property Trust Inc. Directors’ Deferral Program, incorporated by reference to the

Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, filed with the SEC on August 4, 2005.*

10.26	Gramercy Property Trust Inc. Directors’ Deferral Program, amended and restated effective as of January 1, 2015, filed herewith.*

10.27	Form of Restricted Stock Unit Award Agreement, filed herewith.*

10.28	Form of Restricted Stock Award Agreement, filed herewith.*

10.29	Form of Option Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.30	Form of Phantom Share Award Agreement, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.31	Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.*

10.32	Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between GKK Manager LLC and Jon W. Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.*

10.33	Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*

10.34	Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Property Trust Inc. and Gordon DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.35	Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.36	First Amendment, effective as of April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*

12.1	Computation of ratio of earnings to fixed charges and preferred stock dividend, filed herewith.

21.1	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Independent Registered Accounting Firm, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document, filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST INC.

Dated: March 9, 2015	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer, (Principal Executive Officer)	March 9, 2015

/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 9, 2015

/s/ Allan J. Baum Allan J. Baum	Chairman of the Board	March 9, 2015

/s/ Gregory F. Hughes Gregory F. Hughes	Director	March 9, 2015

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Director	March 9, 2015

/s/ Charles S. Laven Charles S. Laven	Director	March 9, 2015

/s/ William H. Lenehan William H. Lenehan	Director	March 9, 2015

