Form 10-K/A
period 2014-12-31
Gramercy Property Trust Inc.
filed 2015-04-30
CIK 1287701

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2014 of Gramercy Property Trust Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2015 (the “Original Form 10-K”). This Form 10-K/A is being filed to include certain information that was to be incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”). This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K as well as the cover page to remove the statement that information is being incorporated by reference from the 2015 Proxy Statement.

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

The following table and biographical descriptions set forth certain information with respect to the nominees for election as directors at the 2015 annual meeting of common stockholders, based upon information furnished by each director. Following biographical information for the director nominees, we have provided information regarding the specific experience, qualifications, attributes, or skills that have led us to determine that he should serve as a director on our Board of Directors.

Name	Age	Director Since
Nominee Directors
Allan J. Baum	59	2004
Gordon F. DuGan	48	2012
Thomas D. Eckert	67	—
Gregory F. Hughes	52	2012
Jeffrey E. Kelter	60	2004
Charles S. Laven	63	2004
William H. Lenehan	38	2012

Nominees for Election

Allan J. Baum. Mr. Baum has served as one of our directors since August 2004. Mr. Baum previously served as our Lead Independent Director from June 2012 until January 2014 and as Chairman of a special committee of our Board, and currently serves as a member of our Audit and Compensation Committees. Mr. Baum retired from Credit Suisse First Boston (“CSFB”) in 2002, where he was a Managing Director and head of the structured finance unit for commercial mortgage-backed securities. Prior to his ten years with CSFB, Mr. Baum served as a Vice President in the Real Estate Investment Bank of Citicorp, and held positions in the tax-exempt housing finance and taxable mortgage finance areas of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Baum also currently serves as a director of Community Development Trust, a for-profit, mission-oriented real estate investment trust. He previously served as Vice President of the Commercial Mortgage Securities Association. In addition, Mr. Baum served as a director for National Consumer Cooperative Bank, a cooperative financial institution which primarily provides financial services to eligible cooperative enterprises, and also served on its audit committee. Mr. Baum received a B.A. degree in Government/Urban Studies from Dartmouth College in 1978 and an M.B.A. in Finance from Columbia University Graduate School of Business in 1983. Mr. Baum’s qualifications to serve on our Board include his executive experience at CSFB and Citicorp, his relevant experience serving on the boards and audit committees for a real estate investment trust and a financial institution and his extensive experience of over 20 years in commercial real estate investment banking.

Gordon F. DuGan. Mr. DuGan has been our Chief Executive Officer and served as one of our directors since July 2012. Mr. DuGan has over 20 years of senior management experience in the real estate industry. From June 2011 to June 2012, he served as Global Head of Equity Real Estate for a wholly-owned subsidiary of Annaly Capital Management (NYSE: NLY), a mortgage REIT. From June 2010 to June 2011, Mr. DuGan served as Managing Partner of Northcliffe Asset Management (“Northcliffe”), which managed net leased commercial real estate on behalf of private investors. From May 2004 to July 2010, he was Chief Executive Officer of W. P. Carey & Co. LLC (NYSE: WPC) (“W. P. Carey”), a global investment firm with approximately $12.5 billion of assets under management, and considered to be one of the leading providers of net leased financing for corporate properties. Prior to that, Mr. DuGan served in various capacities with W.P. Carey, including as a director, as President and as Head of Investments. Mr. DuGan is a member of the Advisory Boards of India 2020 Limited, a private equity firm investing in India, and of the Innocence Project. Mr. DuGan received his B.S. degree in Economics from the Wharton School at the University of Pennsylvania. Mr. DuGan’s qualifications to serve on our Board include his extensive leadership skills, executive experience, and his prior board experience.

Thomas D. Eckert. Mr. Eckert is a new director nominee. Mr. Eckert served as Chairman, and previously from 1997 to 2011 served as President and Chief Executive Officer, of Capital Automotive Real Estate Services, Inc. (“Capital Automotive”), a privately owned real estate company that owns and manages net-leased real estate for automotive retailers. Mr. Eckert was one of Capital Automotive’s founders and led its IPO in February 1998. Mr. Eckert also served as a trustee of Capital Automotive from its founding until December 2006, when it was taken private. From 1983 to 1997, Mr. Eckert was employed by Pulte Home Corporation, a U.S. homebuilder, serving most recently as President of Pulte’s Mid-Atlantic region. Prior to working at Pulte, Mr. Eckert spent over seven years with the public accounting firm Arthur Andersen LLP. Mr. Eckert is currently a member of three public company boards, including (i) Chesapeake Lodging Trust (NYSE: CLT), an owner of luxury hotels, where he serves as the chairman of the audit committee and as a member of the compensation committee; (ii) DuPont Fabros Technology (NYSE: DFT), an owner, developer and manager of wholesale data centers, where he serves as chairman of the compensation committee and as a member of the audit committee; and (iii) NVR, Inc. (NYSE: NVR), one of the largest homebuilders in the USA, where he serves as chairman of the compensation committee. From April 2012 until April 2015, he also served as a trustee of The College Foundation of the University of Virginia. In addition, Mr. Eckert served as Chairman of the Board of The Munder Funds, a $10 billion mutual fund group, until its recent acquisition by Victory Capital Holdings, Inc. in October 2014, and served as a trustee of The Victory Funds, a $20 billion mutual fund group, until February 2015. Mr. Eckert received his bachelor’s degree in Business Administration from the University of Michigan in 1970. Mr. Eckert’s qualifications to serve on our Board include his extensive experience in the real estate industry, including as a chief executive officer of a publicly traded REIT. Mr. Eckert was recommended for nomination by our Chief Executive Officer as well as a non-executive director.

Gregory F. Hughes. Mr. Hughes has served as one of our directors since December 2012. He is Chairman of our Audit Committee and a member of our Nominating and Corporate Governance Committee. Mr. Hughes served as our Chief Credit Officer from 2004 to 2008. From November 2010 to present, Mr. Hughes has been a Principal for Roscommon Capital Limited Partnership, a financial advisory and investment firm. He served as Chief Financial Officer of SL Green Realty Corp. (“SL Green) from 2004 to 2010 and as its Chief Operating Officer from 2007 to 2010. Prior to joining SL Green, Mr. Hughes was Managing Director and Chief Financial Officer of the private equity real estate group at JP Morgan Partners. Before that, Mr. Hughes was a Partner and Chief Financial Officer of Fortress Investment Group, an investment and asset management firm. Prior to that, he served as Chief Financial Officer of Wellsford Residential Property Trust and Wellsford Real Properties. Prior to that, Mr. Hughes worked at Kenneth Leventhal & Co., a public accounting firm specializing in real estate and financial services. Mr. Hughes received a B.S. degree in Accounting from the University of Maryland. Mr. Hughes’ qualifications to serve on our Board include his extensive experience serving as an officer for various public companies and his financial and accounting skills.

Jeffrey E. Kelter. Mr. Kelter has served as one of our directors since August 2004. He is Chairman of our Compensation Committee and a member of our Investment Committee. Mr. Kelter is a Founding Partner and Chief Executive Officer of KTR Capital Partners (“KTR”), a private industrial real estate investment company, and serves on KTR’s Investment Committee. Prior to founding KTR, Mr. Kelter was President, Chief Executive Officer, and a trustee of Keystone Property Trust (“Keystone”), an industrial REIT. Mr. Kelter founded Keystone’s predecessor, Penn Square Properties, Inc., in 1982 and took the company public in 1997. Since February 2014, Mr. Kelter has served on the Board of Directors of Starwood Waypoint Residential Trust (NYSE: SWAY), a single-family rental homes real estate investment trust. He is also a trustee of The Urban Land Institute, Cold Spring Harbor Laboratory, Westminster School and Trinity College, where he received a B.A. in Urban Studies. Mr. Kelter’s qualifications to serve on our Board include his experience as a commercial real estate executive and his prior board experience.

Charles S. Laven. Mr. Laven has served as one of our directors since August 2004. He is the Chairman of our Nominating and Corporate Governance Committee and a member of our Audit and Compensation Committees. Since July 2003, Mr. Laven has been the President of Forsyth Street Advisors LLC, a private real estate finance and consulting company based in New York. Previously, Mr. Laven was a partner of Hamilton, Rabinovitz, & Alschuler, Inc., a financial, policy and management consulting firm. He also served as principal of Caine Gressel Midgley Slater Incorporated and Charles Laven and Associates. Mr. Laven serves as chairman of the Urban Homesteading Assistance Board and as a director for Citizens Housing and Planning Council. Mr. Laven holds a B.S. degree in Architectural Design from the Massachusetts Institute of Technology. Mr. Laven was a Loeb Fellow in Advanced Environmental Affairs at the Harvard University School of Design. Mr. Laven is an Adjunct Professor of Real Estate at Columbia University’s Graduate School of Architecture Planning and Preservation and has been a member of the faculty of Columbia University since 1981. Mr. Laven’s qualifications to serve on our Board include his leadership skills, extensive experience as a real estate professional and his prior board experience at various companies and organizations.

William H. Lenehan. Mr. Lenehan has served as one of our directors since January 2012. He is Chairman of our Investment Committee and a member of our Nominating and Corporate Governance Committee. From June 2012 to August 2014, Mr. Lenehan served as a special advisor to the Board of Directors of Evoq Properties Inc. (OTC US: EVOQ), a real estate development company. From June 2011 to December 2011, Mr. Lenehan was the Interim Chief Executive Officer of Granite REIT (formerly MI Developments, Inc.) (NYSE: GRP.U), a Canadian based real estate investment trust, and served as a member of that company’s Board of Directors and its Strategic Review Committee. From August 2001 to February 2011, Mr. Lenehan was an investment professional at Farallon Capital Management, L.L.C. Mr. Lenehan has served on the Board of Directors of Stratus Properties Inc. (NASDAQ: STRS), a real estate development company, since May 2012 and on the Board of Directors of Darden Restaurants, Inc. (NYSE: DRI), an owner and operator of restaurants, since October 2014. Mr. Lenehan has a B.A. in economics and classics from Claremont McKenna College. Mr. Lenehan’s qualifications to serve on our Board include his extensive real estate investment and management experience and public company director experience.

Biographical Information Regarding Executive Officers Who Are Not Directors

Benjamin P. Harris. Mr. Harris has been our President since August 2012, and served as our Chief Investment Officer from July 2012 until August 2012. Mr. Harris served as the Head of U.S. Net Lease Investments for a wholly-owned subsidiary of Annaly Capital Management from June 2011 to June 2012 and has over 15 years of experience sourcing, underwriting and closing net leased and sale leaseback transactions. Mr. Harris served as the Head of U.S. Investments of Northcliffe from October 2010 to June 2011 and as Head of U.S. Investments of W. P. Carey from September 2005 to October 2010. Mr. Harris previously served in various capacities at W.P. Carey from 1998 through 2010. Mr. Harris graduated from the University of King’s College and Dalhousie University in Canada. He is a CFA charter holder and a member of the New York Society of Securities Analysts. Mr. Harris is 40 years old.

Jon W. Clark. Mr. Clark has been our Chief Financial Officer and Treasurer since April 2009. He has also been our Chief Accounting Officer since March 2009. Prior to his election as our Chief Accounting Officer, Mr. Clark served as our Vice President and Controller from June 2007 until March 2009. Previously, Mr. Clark was a Director at BlackRock Financial Management where he managed the accounting and finance department for real estate debt products. During that time, Mr. Clark also served as Assistant Treasurer at Anthracite Capital, Inc., which was a publicly traded mortgage REIT that specialized in subordinate commercial mortgage-backed securities. Prior to joining BlackRock Financial Management, Mr. Clark was a Vice President at Cornerstone Properties, Inc. (acquired by Equity Office Properties in 2000) where he established its internal audit department. Mr. Clark is a Certified Public Accountant and obtained his public accountancy experience as a manager in the national real estate practices of Arthur Andersen LLP and BDO Seidman LLP. Mr. Clark holds a B.B.A. degree in Accountancy from Western Michigan University. Mr. Clark is 46 years old.

Edward J. Matey Jr. Mr. Matey has been our Executive Vice President and General Counsel since April 2009 and our Secretary since April 2013. From April 2008 until April 2009, Mr. Matey served as Senior Vice President and General Counsel of our Realty Division. Mr. Matey was Executive Vice President and General Counsel of American Financial Realty Trust from September 2002 until April 2008, when we acquired that company. Prior to that, he was a real estate attorney at Morgan, Lewis & Bockius LLP where he served as a partner from October 1991 to September 2002 and an associate from November 1986 to October 1991. Mr. Matey received his B.S. from Saint Joseph’s University and his J.D. from Villanova University School of Law. Mr. Matey is 61 years old.

Our Board of Directors and Its Committees

Our Board of Directors currently consists of six members, although our common stockholders are being asked to elect seven directors at our annual meeting. Each of our directors serves for a term that lasts until the next annual meeting of common stockholders and until their successor, if any, is duly elected or appointed and qualifies. Each of our directors are subject to annual election by holders of our common stock.

Our Board of Directors has affirmatively determined that Messrs. Allan J. Baum, Jeffrey E. Kelter, Gregory F. Hughes, Charles S. Laven and William H. Lenenhan, representing five of its six members, are independent of our management, as such term is defined by the rules of the NYSE and the SEC. If Mr. Thomas D. Eckert, our new director nominee, is elected at our annual meeting, he will be our sixth independent director. In determining director independence, our Board of Directors considers all relevant facts and circumstances, the NYSE listing standards, as well as our director independence criteria. Under the NYSE listing standards, no director qualifies as independent unless our Board of Directors affirmatively determines that the director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. No arrangement or understanding exists between any director or executive officer and any other person or persons pursuant to which any director or executive officer was, or is, to be selected as a director or nominee.

Our Board of Directors held nine meetings during fiscal year 2014. During fiscal year 2014, each of the directors then serving on our Board of Directors attended 100% aggregate of (i) the total number of meetings of our Board of Directors while they were on our Board of Directors and (ii) the total number of meetings of the committees of our Board of Directors on which directors served. In addition, our directors also met several times in strategic sessions to discuss our overall strategic business plan. The non-executive directors also regularly hold executive sessions in which our management does not participate. For a discussion of the leadership structure of our Board of Directors and its role in risk oversight, see “Corporate Governance Matters” in this report.

Audit Committee. We have a standing Audit Committee, consisting of Messrs. Hughes (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE and the SEC and each of whom meet the financial literacy standard required by the rules of the NYSE. Our Board of Directors has determined that Mr. Gregory F. Hughes is an “audit committee financial expert” as defined in rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as amended. Our Audit Committee is responsible for, among other things, engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of their audit engagement, approving professional services to be provided by the independent registered public accounting firm, reviewing the independence of the auditors, considering the range of audit and non-audit fees, reviewing the adequacy of our internal controls, accounting and reporting practices and assessing the quality and integrity of our consolidated financial statements. The function of our Audit Committee is oversight. Our management is responsible for the preparation, presentation and integrity of our financial statements and for the effectiveness of internal control over financial reporting. Management is responsible for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures that provide for compliance with accounting standards and applicable laws and regulations. Our independent registered public accounting firm is responsible for planning and carrying out a proper audit of our annual financial statements, reviews of our quarterly financial statements prior to the filing of each Quarterly Report on Form 10-Q, annually auditing management's assessment of the effectiveness of internal control over financial reporting and other procedures. Our Board of Directors has adopted a written charter for our Audit Committee, a copy of which is available on our website at www.gptreit.com. Additional information regarding the functions performed by our Audit Committee is set forth in the “Audit Committee Report” included in this proxy statement. Our Audit Committee held five meetings during fiscal year 2014.

Compensation Committee. We have a standing Compensation Committee, consisting of Messrs. Kelter (Chairman), Baum and Laven, each of whom is “independent” within the meaning of the rules of the NYSE. Our Compensation Committee is responsible for, among other things: (1) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and such other executive officers that may be designated by our Chief Executive Officer, evaluating the performance of such officers in light of such goals and objectives, and determining and approving the compensation of such officers based on these evaluations; (2) approving the compensation of our other executive officers; (3) recommending to our Board of Directors for approval the compensation of the non-employee directors; (4) administering the issuance of any award under our Amended and Restated 2004 Equity Incentive Plan (our “2004 Equity Incentive Plan”) and our 2012 Inducement Equity Incentive Plan; and (5) reviewing the Compensation Discussion and Analysis for inclusion in the 2014 Proxy Statement. Compensation decisions for our executive officers and directors are made by our Compensation Committee. Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”) as our compensation consultant to provide it with relevant market data concerning the marketplace, our peer group and other compensation developments. See “Executive Compensation — Compensation Discussion and Analysis.” Our Board of Directors has adopted a written charter for our Compensation Committee, a copy of which is available on our website at www.gptreit.com. Our Compensation Committee held two meetings during fiscal year 2014.

Nominating and Corporate Governance Committee. We have a standing Nominating and Corporate Governance Committee, consisting of Messrs. Laven (Chairman), Lenehan and Hughes, each of whom is “independent” within the meaning of the rules of the NYSE. Our Nominating and Corporate Governance Committee is responsible for, among other things, assisting our Board of Directors in identifying individuals qualified to become Board members, recommending to our Board of Directors the director nominees to be elected at each annual meeting of stockholders, recommending to our Board of Directors the directors to serve on each of our Board of Directors' committees, developing and recommending to our Board of Directors the corporate governance principles and guidelines applicable to our company and directing our Board of Directors in an annual review of its performance. Our Board of Directors has adopted a written charter for our Nominating and Corporate Governance Committee, a copy of which is available on our website at www.gptreit.com. Our Nominating and Corporate Governance Committee held one meeting during fiscal year 2014.

Investment Committee. We have a standing Investment Committee currently consisting of Messrs. Lenehan (Chairman), DuGan and Kelter. All real estate investments, dispositions and financings must be approved by a committee consisting of our most senior officers, including the affirmative vote of our Chief Executive Officer. Real estate investments and dispositions at a loss (based on book value at the time of sale) having a transaction value greater than $30.0 million must also be approved by the Investment Committee of our Board of Directors. Our Board of Directors must approve all such transactions having a value greater than $100.0 million. Additionally, the Investment Committee of our Board of Directors must approve non-recourse financings greater than $30.0 million and our Board of Directors must approve all recourse financings, regardless of amount, and non-recourse financings greater than $100.0 million. Our Investment Committee held four meetings during fiscal year 2014.

CORPORATE GOVERNANCE MATTERS

This section contains information about a variety of our corporate governance policies and practices. In this section, you will find information about how we are complying with the NYSE's corporate governance rules that were approved by the SEC. We are committed to operating our business under strong and accountable corporate governance practices. Our Board of Directors reviews these guidelines and other aspects of our corporate governance periodically. You are encouraged to visit the corporate governance section of the “Investor Relations — Corporate Governance” page of our corporate website at www.gptreit.com to view or to obtain copies of our committee charters, code of business conduct and ethics, corporate governance principles and director independence standards. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this proxy statement or any other report or document we file with or furnish to the SEC. You may also obtain, free of charge, a copy of the respective charters of our committees, code of business conduct and ethics, corporate governance principles and director independence standards by directing your request in writing to Gramercy Property Trust Inc., 521 Fifth Avenue, 30th Floor, New York, New York 10175- 0003, Attention: Investor Relations. Additional information relating to the corporate governance of our company is also included in other sections of this proxy statement.

Corporate Governance Highlights

•	5 of our 6 Directors are Independent (6 of 7 Independent Directors upon Election of New Director Nominee)

•	Independent Chairman of the Board

•	Share Ownership and Retention Guidelines for Directors and Officers

•	Anti-Hedging, Short Sale and Pledging Policies for Directors and Officers

•	Majority Voting For Directors (via Director Resignation Policy)

•	Annual Election of All Directors

•	No Poison Pill or Similar Feature

•	100% Director Attendance of Board and Committee Meetings in 2014

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

Our Board of Directors consists of a majority of independent and non-executive directors and Mr. Baum as Chairman, coordinates the activities of our Board of Directors and to assure effective corporate governance in managing the affairs of our Board of Directors and us. Mr. Baum has served as our Chairman since January 2014 and prior to that served as our lead independent director from June 2012 to January 2014. These independent and non-executive directors, under the leadership and coordination of the Chairman, meet regularly in executive session without the presence of management or interested directors in order to promote discussion among the independent and non-executive directors and to assure independent oversight of management. Our Chairman (i) presides at all meetings of the independent directors and any Board of Directors meeting when the Chief Executive Officer is not present, including executive sessions of the independent and non-executive directors, (ii) approves and informs the Chief Executive Officer as to the quality and timeliness of information sent to our Board of Directors and the appropriateness of meeting agenda items, (iii) serves as the primary liaison between the independent and non-executive directors and the Chief Executive Officer, (iv) holds a principal role in the evaluation of our Board of Directors and the evaluation of the Chief Executive Officer, (v) recommends to our Board of Directors and its committees the hiring and retention of any consultants that report directly to our Board of Directors, (vi) responds directly to stockholder questions or inquiries directed to the Chairman or the independent and non-executive directors as a group, (vii) upon request and when appropriate, ensures he is available for direct communication with major stockholders, and (viii) performs other duties as our Board of Directors may from time to time delegate. In addition, our Board committees, which oversee critical matters such as the integrity of our financial statements, the compensation of executive management, and the development and implementation of corporate governance policies, each consist entirely of independent directors. Therefore, our Board of Directors believes that its majority independent composition and the strength of our independent and non-executive directors, under the leadership and coordination of the Chairman, provide effective corporate governance at our Board of Directors level and independent oversight of both our Board of Directors and our executive officers. The current leadership structure, when combined with the functioning of the independent and non-executive director component of our Board of Directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs. As part of its annual self-assessment, our Board of Directors will consider whether the current leadership structure continues to be optimal for us and our stockholders.

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

Director Attendance at Annual Meetings

We encourage members of our Board of Directors to attend each annual meeting of stockholders. Messrs. Baum, DuGan and Lenehan attended our annual meeting of stockholders held on June 26, 2014.

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

Our Nominating and Corporate Governance Committee may consider director candidates recommended by our stockholders. Our Nominating and Corporate Governance Committee will apply the same standards in considering candidates submitted by stockholders as it does in evaluating candidates submitted by members of our Board of Directors. Any recommendations by stockholders should follow the procedures outlined under “Stockholder Proposals” in the 2015 Proxy Statement and should also provide the reasons supporting a candidate's recommendation, the candidate's qualifications and the candidate's written consent to being considered as a director nominee. No director candidates were recommended by holders of our common stock for election at the 2014 annual meeting.

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

Director Resignation Policy

Our Corporate Governance Guidelines include a Director Resignation Policy pursuant to which any director nominee in an uncontested election who receives a greater number of “withheld” votes than “for” votes will, within five business days following the certification of the stockholder vote, tender his or her resignation to the Chairman of the Board for consideration by the Board. A director whose resignation is under consideration shall abstain from participating in any recommendation or decision regarding that resignation.

The Board will promptly make a determination whether to accept, reject or otherwise act with respect to the tendered resignation. In making this determination, the Board may consider all factors that it deems relevant, including the underlying reasons why stockholders “withheld” votes for election from such director (if ascertainable), the length of service and qualifications of the director whose resignation has been tendered, the director’s contributions to the Company, whether by accepting such resignation the Company will no longer be in compliance with any applicable law, rule, regulation or governing document, and whether or not accepting the resignation is in the best interests of the Company and its stockholders. The Board may also consider a range of possible alternatives concerning the director’s tendered resignation, including acceptance of the resignation, rejection of the resignation, or rejection of the resignation coupled with a commitment to seek to address and cure the underlying reasons reasonably believed by the Board to have substantially resulted in the “withheld” votes.

The Board shall act on the tendered resignation and shall publicly disclose its decision regarding the resignation within 120 days after the results of the election are certified. If the Board does not accept the resignation, the director shall continue to serve until the end of his or her term and until the director’s successor is elected and qualified, or until his or her earlier resignation or removal.

Equity Ownership Guidelines

The Company believes director and executive stock ownership is an important mechanism to promote alignment of our directors’ and executives’ interests with those of our stockholders. It also effectively incents our directors and executives to meet our financial, strategic and risk management objectives. We have instituted policies and guidelines to appropriately foster these benefits.

These guidelines require ownership of equity with a value equal to a multiple of the relevant executive’s annual base salary or a non-employee directors’ annual cash retainer, as specified below. These guidelines require our executive officers and non-employee directors to accumulate equity under the terms of the guidelines and will be phased in over a period of five years. The first compliance date is measured as of the earlier of December 31, 2013 or December 31 of the first full calendar year following such executives’ or non-employee directors’ appointment or election. As of December 31, 2014, all covered directors and executive officers satisfied the equity ownership guidelines.

Position	Aggregate Market Value

Chief Executive Officer	6x annual base salary

President	4x annual base salary

Other Executive Officers	3x annual base salary

Non-employee Director	5x current annual cash retainer

Insider Trading and Prohibited Transactions Policy

The Company has an Insider Trading and Prohibited Transactions Policy that contains specific provisions and trading restrictions. The policy prohibits directors and officers who are subject to Section 16 of the Securities Exchange Act of 1934 from engaging in transactions of a speculative nature involving our securities. These prohibitions include, but are not limited to, hedging transactions, short sales, and other transactions involving derivative securities such as put or call options. All employees of the Company are required to comply with applicable law and are not permitted to trade in any securities on the basis of material non-public information.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis in 2014, except for the following filings by certain of our directors, Messrs. Kelter and Laven: late Form 4 filings on July 2, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

In March 2015, we completed a 1-for-4 reverse stock split of our common stock and a corresponding 1-for-4 reverse split of the outstanding units of limited partnership interest of our operating partnership. All prior periods presented in this proxy statement have been adjusted to reflect the impact of the reverse stock split and the reverse unit split.

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

Throughout this proxy statement, the individuals who served as our Chief Executive Officer, President, Chief Financial Officer, and Executive Vice President and General Counsel during our 2014 fiscal year are referred to as the "named executive officers," or our "executives."

2014 Select Performance Highlights

•	Approximately 20% increase in our common stock in 2014.

•	Total return to common shareholders per diluted share was approximately 141% and 183% during the respective two and three year periods ended December 31, 2014.

•	Increased the quarterly dividend 43% in the fourth quarter of 2014.

Overview

Our common stock experienced an increase of approximately 20% in 2014 and our common stock’s total shareholder return (“TSR”) was approximately 141% and 183% during the respective two and three year periods ended December 31, 2014. A chart illustrating our common stock’s TSR compared to the performance of Standard & Poor’s 500 Composite Index and the NAREIT All REIT index for a five year period, is presented below. This chart assumes $100 invested on January 1, 2010 and assumes the reinvestment of dividends.

In March 2014, we resumed payment of a dividend to our common stockholders after a hiatus of more than five years by declaring a quarterly dividend of $0.035 per common share (or $0.14 adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2105) for the first quarter of 2014. In December 2014, we declared a fourth quarter 2014 dividend of $0.20 per common share (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015), an increase of approximately 43% over the previous quarterly dividend.

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

Setting Executive Compensation

Our Compensation Committee determines compensation for our named executive officers and is comprised of three independent directors: Jeffrey E. Kelter (Chairman), Allan J. Baum and Charles S. Laven. Our Compensation Committee exercises independent discretion in respect of executive compensation matters and administers our Equity Incentive Plans (including reviewing and approving equity grants to our executives pursuant to these plans). Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which is available on our website at www.gptreit.com.

Our Compensation Committee has retained FTI Consulting, Inc. (“FTI”), an outside compensation consulting firm, to assist it in evaluating, formulating and benchmarking our compensation programs. FTI provides our Compensation Committee and Chief Executive Officer with relevant market data concerning the marketplace, our peer group and other compensation developments. FTI participates in our Compensation Committee meetings and meets with our named executive officers and certain of our directors. Our Compensation Committee has the authority to replace FTI or hire additional consultants at any time. It is important to understand that the compensation market data and ranges provide only a reference point for our Compensation Committee. Depending upon our business and individual performance results, a named executive officer's total direct compensation may be within, below or above the market range for that position. FTI also provides additional professional services, including financial outsourcing and tax consulting services, to us and receives market-based compensation with respect to these services. In 2014, we paid approximately $107,279 to FTI in connection with such non-compensation based services.

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

Our Compensation Committee met two times during 2014 to evaluate executive performance and to monitor market conditions in light of these goals and objectives, to solicit input from the compensation consultant on market practices and new developments and to review our compensation practices. During this decision making process, our Compensation Committee reviews tally sheets that detail each executive officer's compensation history. The tally sheets help our Compensation Committee to track changes in an executive officer's total direct compensation from year to year and to remain aware of the compensation historically paid to each executive officer. Ultimately, we rely upon our judgment about each of our named executive officers and not on formulas or short-term changes in business performance or our stock price. The key factors affecting our judgment are TSR, change in earnings and funds from operations, actual performance against the financial, operational and strategic goals we set at the beginning of the year, the nature and level of responsibility of each executive officer and the integrity and effort with which such executive officer conducts his responsibilities. Our Compensation Committee regularly reports to our Board of Directors.

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

2014 Advisory Vote to Approve Executive Compensation

At our 2014 annual meeting of stockholders, which we held in June 2014, the advisory vote to approve executive compensation received the favorable support of our stockholders (approximately 97.87% of votes cast). Our Compensation Committee has interpreted this vote to mean that our stockholders were generally supportive of our executive compensation philosophy and programs, particularly as it relates to the compensation packages we granted in June 2012 to our new management team, which are heavily weighted with performance-based incentives.

Measuring 2014 Performance

We have achieved a number of transformative milestones during 2014:

Raised Capital

•	In March 2014, we completed a private offering of $115.0 million aggregate principal amount of 3.75% Exchangeable Senior Notes due 2019 by our operating partnership GPT property Trust LP, or our Operating partnership. The Exchangeable Senior Notes have an initial exchange price of approximately $24.76 per share of our common stock, exchangeable, under certain circumstances for cash, for shares of our common stock or for a combination of cash and shares of our common stock;

•	In May 2014, we raised net proceeds of $218.2 million through a public offering of 11.5 million shares of our common stock;

•	In June 2014, we closed on a $400.0 million senior unsecured credit facility, consisting of a $200.0 million revolving credit facility and $200.0 million term loan; In January 2015, we expanded the senior unsecured credit facility, increasing the revolving borrowing capacity thereunder to $400.0 million, which increased our aggregate borrowing capacity under the facility to $600.0 million;

•	In July 2014, we issued approximately 950 thousand limited operating partnership units, or OP Units, of our Operating Partnership, priced at $24.76 per share, in connection with the acquisition of a portfolio of three industrial properties;

•	In August 2014, we raised $81.6 million of net proceeds through a public offering of 3.5 million shares of 7.125% Series B Cumulative Redeemable Preferred Stock and, in September 2014, we redeemed all of our outstanding 8.125% Series A Cumulative Redeemable Preferred Stock;

•	In September 2014, we established an “at-the-market” equity offering program, or ATM, under which we may from time to time issue an aggregate of up to $100.0 million of our common stock; and

•	In December 2014, we raised net proceeds of $336.1 million through a public offering of 14.95 million shares of our common stock.

Launched European Operations

•	In December 2014, we formed Gramercy European Property Fund, a private real estate investment fund with several equity investment partners, targeting single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors have committed approximately $426.5 million in equity capital, including $60.5 million from us, which will be used to acquire a portfolio of approximately $1.0 billion in real estate assets by utilizing 55% - 60% leverage; and

•	Simultaneously, we acquired 100% of the ownership interests of ThreadGreen Europe Limited, or Gramercy Europe Asset Management, a London-based company that manages real estate investments across Europe, to provide investment and asset management services to the Gramercy European Property Fund

Assembled a High-Quality Net Leased Portfolio

As of December 31, 2014, we owned, directly or through a joint venture or equity investment, a portfolio that consists of 132 industrial, office and specialty properties totaling approximately 13.7 million square feet. In 2014, we acquired 100 properties aggregating approximately 9.0 million square feet in 28 separate transactions for a total purchase price of approximately $834.3 million, including the acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture, a portfolio of 67 properties across the United States which is described further in Note 4 and 5 of the accompanying financial statements. As of December 31, 2014, our portfolio had the following characteristics:

•	99% occupancy;

•	A weighted average remaining lease term of 9.6 years (based on gross purchase price);

•	56% investment grade tenancy (includes subsidiaries of non- guarantor investment grade parent companies) (based on gross purchase price);

•	Industrial portfolio comprised of 9.5 million aggregate rentable square feet with an average base rent per square foot of $6.67;

•	Office portfolio comprised of 3.9 million aggregate rentable square feet with an average base rent per square foot of $10.07 (including the properties we own through a joint venture);

•	Specialty asset portfolio of three improved sites comprised of 224 acres of land and 288 thousand aggregate rentable square feet of building space that we lease to a car auction services company, a bus depot, a rental car company and salvage yards; and

•	Top five tenants by annualized base rent include: Bank of America, N.A. or Bank of America, guaranteed by Bank of America Corp. (33%); Adesa Texas, Inc., guaranteed by KAR Holdings, Inc. (6%); AMCOR Rigid Plastics USA, Inc., guaranteed by Amcor Limited (4%); EF Transit, Inc., guaranteed by Monarch Beverage Co., Inc. (3%); and Office Depot, Inc., guaranteed by Office Depot, Inc. (3%).

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

Annual Base Salaries. Annual base salaries provide our named executive officers with a minimum level of compensation for services rendered during the fiscal year. For each of our named executive officers in 2014, annual base salaries were paid in accordance with the employment agreements between us and such named executive officers. Base salaries are reviewed annually, but are not automatically increased if we feel that incentive awards are more appropriate means of rewarding and incentivizing performance.

Annual Incentive Awards. Annual incentive awards are provided in the form of cash and equity bonuses designed to focus a named executive officer on achieving key corporate objectives (both individual and company-based), to motivate certain desired individual behaviors and to reward substantial achievement of these objectives and individual goals. While our Compensation Committee does not set fixed hurdles or “automatic triggers” that entitle our executive officers to formulaic bonuses, commencing in 2014, our Compensation Committee, in consultation with our Chief Executive Officer, did adopt specifically identified individual and corporate annual performance metrics to be used by our Compensation Committee to measure and quantify executive performance when determining annual incentive awards. For 2014, these metrics include, but are not limited to, (i) completion of identified corporate transactions, (ii) managing identified business units to specified levels of profitability, (iii) growing the company’s net operating income through the acquisition of net lease properties, (iv) achieving targeted reductions in our corporate management, general and administrative expenses, (v) achieving targeted adjusted FFO thresholds and (vi) achieving a targeted common stock equity capitalization for the company. Cash incentive bonuses and equity incentive awards are discretionary, thereby allowing for the opportunity for greater compensation when performance is superior and lower compensation when performance is less successful.

Long-Term Incentives. Long-term equity incentives have historically been provided to our named executive officers through the grant of restricted stock awards, stock options, LTIP Units or performance awards pursuant to our equity incentive plans. The grant of equity awards links a named executive officer's compensation and net worth directly to the performance of our stock price. This encourages our named executive officers to make decisions with an ownership mentality. The vesting provisions of these equity awards (generally two to five years) are designed to act as a retention device and to provide a strong incentive to the executives to increase stockholder value long after they performed the services in the year for which the equity awards were granted.

Our compensation program does not include any significant personal benefits or perquisites for our named executive officers beyond benefits offered to our employees generally. We do not maintain any retirement or pension plans for our named executive officers or other employees, other than our 401(k) plan that is available to our employees generally.

Our Compensation Committee has full authority to administer and interpret our equity incentive plans to authorize the granting of awards, to determine the eligibility of employees, directors, executive officers, advisors, consultants and other personnel, to determine the terms, provisions and conditions of each award, and to take any other actions and make all determinations that it deems necessary or appropriate in connection with our equity incentive plans or the administration or interpretation thereof.

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

Our compensation structure for our Chief Executive Officer and President include (i) market-level base salaries, (ii) annual incentive compensation to be determined by the Compensation Committee in its sole discretion based upon the Compensation Committee’s determination of the executive’s level of accomplishment each year of identified individual and corporate goals and (iii) long-term incentive compensation in the form of restricted stock, restricted stock unit and LTIP unit grants. Significant elements of our Chief Executive Officer’s and President’s five-year employment contracts that were executed in June 2012 include the following:

·	seventy-five percent of the equity awards granted to our Chief Executive Officer and President are subject to the achievement of performance-based vesting hurdles based on absolute increases in our FFO or stock price during the five-year vesting period in addition to continued employment;
·	the LTIP Units granted to our Chief Executive Officer and President require achievement of a minimum vesting hurdle of $20.00 per share (i.e., a 100% increase over our per share price on June 29, 2012) and a maximum vesting hurdle of $36.00 per share (i.e., a 260% increase over our June 29, 2012 closing price) over the five-year term of the plan;
·	our Chief Executive Officer’s employment contract required him to purchase from us, and immediately prior to commencing as our Chief Executive Officer he did purchase $2.5 million of our common stock at market pricing using his personal funds without any reimbursement or other financial assistance from us; and
·	in April 2013, our Chief Executive Officer unilaterally and unconditionally waived his right to receive the $200,000 unpaid portion of his signing bonus to eliminate any notion that his compensation package included a “guaranteed” bonus component.

Our Compensation Committee believes that the compensation packages granted to our new management team are competitive and comprehensive and that they create a strong alignment of management and stockholder interests.

The Compensation Committee believes that granting predominantly performance-based long-term incentive compensation to our Chief Executive Officer and other senior officers who will play a critical and on-going role in the successful execution of our new business strategy is in the best interests of our stockholders and creates a strong alignment of management and stockholder interests.

Changes to Our Compensation Program in 2014

Gordon F. DuGan. In May 2014, we awarded Gordon F. DuGan, our Chief Executive Officer, 47,619 time-vested restricted shares of our common stock (“RSAs”). The RSAs granted to Mr. DuGan will vest in one installment on the fifth anniversary of the grant date subject to continued employment.

No changes were made during 2014 to the compensation program for Benjamin P. Harris, our President, Jon W. Clark, our Chief Financial Officer, or Edward J. Matey Jr., our General Counsel.

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

We account for stock-based payments through our equity incentive plans in accordance with the requirements of FASB ASC Topic 718.

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

Submitted by the Compensation Committee

Jeffrey E. Kelter (Chairman)
Allan J. Baum
Charles S. Laven

April 30, 2015

Summary Compensation Table

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our named executive officers during the fiscal year ended December 31, 2014.

		Salary	Bonus	Stock	Option	Non-Equity Incentive	All Other
Name And Principal Position	Year	($)	($)	Awards (1)	Awards (2)	Plan Compensation	Compensation (3)	Total
Gordon F. DuGan	2014	$750,000	$300,000	$1,000,004	$—	$—	$86,417	$2,136,421
Chief Executive Officer	2013	750,000	200,000	—	—	—	7,500	957,500
	2012	375,000	200,000	2,850,000	—	—	—	$3,425,000

Benjamin P. Harris	2014	$600,000	$625,000	$—	$—	$—	$38,034	$1,263,034
President	2013	600,000	525,000	—	—	—	7,650	1,132,650
	2012	300,000	75,000	1,710,000	—	—	—	2,085,000

Jon W. Clark	2014	$300,000	$300,000	$—	$—	$—	$13,414	$613,414
Chief Financial Officer	2013	300,000	300,000	514,500	—	—	9,150	1,123.650
	2012	275,000	300,000	—	—	—	16,500	591,500

Edward J. Matey Jr.	2014	$455,000	$140,000	$—	$—	$—	$13,414	$608,414
Executive Vice President and General Counsel	2013	455,000	125,000	514,500	—	—	9,150	1,103,650
	2012	444,597	125,000	—	—	—	16,500	586,097

*	The column for “Change in Pension Value and Nonqualified Deferred Compensation Earnings” has been omitted because it is not applicable.

(1)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown are the aggregate grant date fair value of restricted stock, restricted stock units awards and/or LTIP Units issued to the executives in 2014, 2013, and 2012, respectively, as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for 2014, 2013, and 2012 are set forth under Notes 2 and 12 of the Notes to Consolidated Financial Statements included in our Annual Reports on Form 10-K for the years ended December 31, 2014, 2013, and 2013, which were filed with the SEC on March 9, 2015, March 7, 2014, and March 8, 2013, respectively.

(2)	No stock option awards were issued to the named executive officers in 2014, 2013, and 2012.

(3)	The table below shows the components of this column.

Name	Year	401(K) Matching Contributions (a)	Term Life Insurance Premiums(b)	Dividend Equivalents(c)	Car Allowance(d)	Total “All Other Compensatio”
Gordon F. DuGan	2014	$7,650	$5,269	$73,498	$-	$86,417
Benjamin P. Harris	2014	7,650	-	30,384	-	38,034
Jon W. Clark	2014	7,650	-	5,764	-	13,414
Edward J. Matey Jr.	2014	7,650	-	5,764	-	13,414

Gordon F. DuGan	2013	$7,500	$-	$-	$-	$7,500
Benjamin P. Harris	2013	7,650	-	-	-	7,650
Jon W. Clark	2013	7,650	-	-	1,500	9,150
Edward J. Matey Jr.	2013	7,650	-	-	1,500	9,150

Gordon F. DuGan	2012	$-	$-	$-	$-	$-
Benjamin P. Harris	2012	-	-	-	-	-
Jon W. Clark	2012	7,500	-	-	9,000	16,500
Edward J. Matey Jr.	2012	7,500	-	-	9,000	16,500

(a)	Represents our company's matching contributions with respect to amounts earned by the named executive officer under our 401(k) plan. Our 401(k) matching contributions are credited in the year subsequent to which employees make their contributions. Our 401(k) match is available to our employees generally.

(b)	Mr. DuGan’s employment contract provides for the reimbursement of certain term life insurance premiums.
(c)	Represents dividend equivalents paid on earned but unvested LTIPs, unvested RSUs and RSAs.
(d)	Represents car allowance paid pursuant to Mr. Clark’s employment agreement and to Mr. Matey. Each of Mr. Clark and Mr. Matey elected to forgo receipt of a car allowance subsequent to March 2013.

2014 Grants of Plan-Based Awards

The following table sets forth certain information with respect to each grant of an award made to a named executive officer in the fiscal year ended December 31, 2014.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($/#)	Target ($/#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)

Gordon F. DuGan	5/5/2014	-	-	-	$47,619	$1,000,004

(1)	A time vested stock award in the form of restricted stock units. The restricted stock units granted to Mr. DuGan will vest in one installment on the fifth anniversary of the grant date subject to continued employment.

Outstanding Equity Awards at Fiscal Year-End 2014

The following table sets forth certain information with respect to all outstanding equity awards held by each named executive officer as of December 31, 2014.

	Option Awards					Stock Awards
	Number of Securities Underlying		Number of Securities			Number of Shares or Units of		Market Value of Shares or Units of		Equity Incentive Plan Awards: Number of Unearned Shares, Units or		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units or
	Unexercised		Underlying	Option		Stock That		Stock That		Other Rights		Other Rights
	Options		Unexercised	Exercise	Option	Have Not		Have Not		That Have		That Have
	(#)		(#)	Price	Expiration	Vested		Vested		Not Vested		Not Vested
Name	Exercisable		Unexercisable	($)	Date	(#)		($)		(#)		($)(6)
Gordon F. DuGan						37,500	(1)	$1,035,000		190,891	(1)	$5,268,600
Benjamin P. Harris						22,500	(2)	$621,000		69,535	(2)	$1,919,160
Jon W. Clark						3,750	(3)	$103,500	(3)	19,089	(3)	$526,860
	1,351	(4)	—	$107.28	6/25/2017
	1,351	(5)	—	$90.00	12/31/2017
Edward J. Matey Jr.						3,750	(3)	$103,500	(3)	19,089	(3)	$526,860

(1)	Pursuant to Mr. DuGan's employment agreement, we granted Mr. DuGan, 62,500 restricted shares of our common stock, 187,500 RSUs and an award under the 2012 Outperformance Plan on July 1, 2012. The restricted shares of common stock vest in five equal installments beginning on June 30, 2013 and continuing on each of the first four anniversaries of such date provided that Mr. DuGan remains employed by us through each such date. The RSUs are scheduled to vest in five equal installments beginning on June 30, 2013 and continuing on each of the first four anniversaries of such date; provided that the RSUs will only vest if both (i) Mr. DuGan remains employed by us through the applicable vesting date and (ii) we achieve either a performance hurdle based on FFO during the prior year, with agreed upon adjustments, or a common stock price hurdle. The award granted under the 2012 Outperformance Plan is subject to performance –based vesting hurdles based on our stock appreciation during a four-year performance period and, if the performance-based vesting is met under the 2012 Outperformance Plan, the awards will remain subject to vesting requirements based on continued employment, with 50% scheduled to vest on June 30, 2016 and 50% scheduled to vest on June 30, 2017 subject to continued employment through such dates. See "—2012 Outperformance Plan" for a description of the terms of the 2012 Outperformance Plan. The amounts set forth in the Equity Incentive Plan Awards column above are based on the estimated number of RSUs and LTIP Units that will be earned if we achieve the same per year stock appreciation during the applicable performance period under the RSUs and 2012 Outperformance Plan as we did from the beginning of each performance period on July 1, 2012 through year-end 2012.

(2)	In connection with Mr. Harris’ appointment, we granted Mr. Harris 37,500 restricted shares of our common stock, 112,500 RSUs and an award under the 2012 Outperformance Plan. Mr. Harris’ equity awards vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan, as described above.
(3)	In March 2013, we granted to each of Messrs. Clark and Matey, 6,250 time-vested RSAs, 18,750 performance-based RSUs and $1.0 million maximum value LTIP Units. These equity awards will vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Messrs. DuGan and Harris as described above, except that the stock increase vesting thresholds for Messrs. Clark and Matey’s RSUs are somewhat higher than the thresholds for Messrs. DuGan and Harris to reflect the higher per share value of our stock in March 2013 as compared to July 1, 2012 and Messrs. Clark and Matey’s time-vested RSAs and performance based RSUs are scheduled to vest on December 15th of each year as opposed to June 30th.
(4)	Includes an option award granted on June 28, 2007, which vested in three equal annual installments beginning on June 28, 2008.
(5)	Includes an option award granted on December 31, 2007, a third of which vested immediately upon grant and the remaining portion vested in two equal annual installments beginning on December 31, 2008.
(6)	Based on a price of $27.60 per share/unit, which was the closing price on the New York Stock Exchange of one share of our common stock on December 31, 2014, adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our common stock.

Option Exercises and Stock Vested

The following table sets forth certain information with respect to the exercise of stock options, stock appreciation rights (“SARs”), and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer during the fiscal year ended December 31, 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting(2) ($)
Gordon F. DuGan	-	$-	50,000	$1,210,000
Benjamin P. Harris	-	$-	30,000	$726,000
Jon W. Clark	-	$-	5,000	$128,000
Edward J. Matey Jr.	-	$-	5,000	$128,000

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.
(2)	Amounts reflect the market value of the stock on the day the stock vested, adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. on March 20, 2015.

Pension Benefits

Our named executive officers received no benefits in fiscal year 2014 from us under defined pension or defined contribution plans. See “— Summary Compensation Table.”

Nonqualified Deferred Compensation

We do not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments upon Termination or Change in Control

General

We maintain employment agreements with Messrs. DuGan, Clark and Harris. This section discusses the amount of compensation payable to our named executive officers and current executive officers upon termination of the executive officer's employment (i) by us with “Cause,” (ii) by the named executive officer without “Good Reason,” (iii) by us without “Cause,” (iv) by the named executive officer with “Good Reason,” (v) in the event of death or “Disability” of the named executive officer or (vi) in connection with a “Change-in-Control” of us (each, a “Triggering Event”) as described below. The following discussion assumes such termination was effective as of December 31, 2014 and estimates the amounts that would be paid out in such circumstances if the applicable agreement had then been in effect.

Employment and Retention Agreements

Each of Messrs. DuGan, Harris and Clark have entered into employment agreements with us. Illustrated below are the severance provisions associated with each Triggering Event discussed above.

Gordon F. DuGan. Mr. DuGan's employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $750,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. DuGan for job performance. Mr. DuGan was originally entitled to receive a one-time signing bonus of $400,000, of which $200,000 was paid on July 1, 2012 and the remainder was to be payable in three equal installments on June 30, 2013, June 30, 2014 and June 30, 2015. However, in April 2013 Mr. DuGan agreed to forego the remainder of his signing bonus to determine the amount of his bonus in future years solely based on his and the Company’s performance. Pursuant to the agreement, Mr. DuGan was also granted 62,500 RSAs and 187,500 RSUs under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan. The RSAs vest in five equal installments beginning on June 30, 2013 and each of the next four anniversaries of such date provided that Mr. DuGan remains employed by us. Vesting of the RSUs is subject to the achievement of performance-based vesting hurdles based on absolute increases in our stock price or FFO during the five-year vesting period in addition to continued employment. Full vesting of the RSUs through achievement of the stock increase thresholds requires, in effect, a 100% increase of our per share stock price during the vesting period of our common share price from June 29, 2012. Two fifths of the grant have vested. The specific annual stock increase hurdles are as follows: June 30, 2015 – $16.00 per share, June 30, 2016 – $18.00 per share and June 30, 2017 – $20.00 per share, with each hurdle reduced by any per share common stock dividends that we declare after July 1, 2012. Full vesting of the RSUs through achievement of the FFO increase thresholds requires proportionately similar increases in our FFO levels during the vesting period. In the event that the performance hurdles are not met on a vesting date, the RSUs scheduled to vest on that vesting date may vest on a subsequent vesting date if the common stock price hurdle is met as of such subsequent vesting date or the FFO hurdles have been met on a cumulative basis through such subsequent vesting date. In the event of a Change-in-Control, the performance hurdles for the RSUs will be measured as of the date of the Change-in-Control and any RSUs with respect to which the performance hurdles are met will remain subject to vesting based on continued employment through the original vesting dates. Upon a Change-in-Control, the performance hurdles will be satisfied with respect to the greater of (i) a pro rata amount of the total RSUs based on the portion of the five-year vesting period that had elapsed if the FFO hurdle is met on a cumulative basis through the most recent quarter ended prior to the Change-in-Control or (ii) from 20% to 100% (in 20% increments) of the total RSUs based on the common stock price upon the Change-in-Control as compared to common stock price hurdles from $12.00 per share to $20.00 per share (in $2.00 increments).

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

The following table illustrates Mr. DuGan's potential payment and other benefits upon termination of his employment or Change-in-Control of us.

Gordon F. DuGan	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$1,500,000	$600,000	$35,659	$2,760,000	$4,895,659
Death	—	$300,000	—	$1,380,000	$1,680,000
Disability	$750,000	$300,000	$17,829	$1,380,000	$2,447,829
Without Cause or with Good Reason
Following Change-in-Control	$1,500,000	$600,000	$35,659	$5,221,800	$7,357,459

(1)	Upon a hypothetical termination on December 31, 2014, Mr. DuGan would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 24 months of Mr. DuGan's termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. DuGan is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 40% of the initial RSU grant will vest; and (iii) if Mr. DuGan is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

Benjamin P. Harris. Mr. Harris’ employment agreement has a term commencing on July 1, 2012 and ending on June 30, 2017, with an automatic renewal for a single one-year period unless either party delivers three months' prior written notice of non-renewal under the agreement. The agreement provides for an annual salary of no less than $600,000, and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Harris for job performance. Mr. Harris received a one-time signing bonus of $150,000, of which $75,000 was paid on July 1, 2012 and the remainder payable in three equal installments on June 13, 2013, June 13, 2014 and June 13, 2015; provided that Mr. Harris remains employed by our company on each such date. Pursuant to the agreement, Mr. Harris was also granted 37,500 RSAs and 112,500 RSUs under the Gramercy Property Trust Inc. 2012 Inducement Equity Plan, which awards vest on the same schedule, in the same proportion, and on the same conditions as the equity awards for Mr. DuGan described above.

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

Benjamin P. Harris	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$600,000	$625,000	$17,829	$828,000	$2,070,829
Death	—	$625,000	—	$828,000	$1,453,000
Disability	$600,000	$625,000	$17,829	$828,000	$2,070,829
Without Cause or with Good Reason
Following Change-in-Control	$900,000	$925,000	$17,829	$2,484,000	$4,326,829

(1)	Upon a hypothetical termination on December 31, 2014, Mr. Harris would have been entitled to (i) all unvested equity awards (other than the awards of LTIP Units under the 2012 Outperformance Plan and RSUs referenced above and any other performance-based equity award) that would have otherwise vested within 12 months of Mr. Harris’ termination will vest, provided that if such termination is in connection with or within 18 months following a Change-in-Control, then all such awards shall vest; (ii) if Mr. Harris is terminated prior to any Change-in-Control, then unvested RSUs in an amount equal to 20% of the initial RSU grant will vest; and (iii) if Mr. Harris is terminated on or after a Change-in-Control, then unvested RSUs will be treated pursuant to clause (i) after giving effect to the measurement of performance-based hurdles under the terms of the RSUs as of the Change-in-Control.

Jon W. Clark. Mr. Clark's employment agreement, as amended, had an initial term ending on April 30, 2014, which automatically renewed for a successive one-year period and will continue to automatically renew for successive one-year periods after April 30, 2016, unless either party serves the required notice under the agreement. The agreement had provided for an annual salary of $275,000 and such discretionary annual bonuses as we, in our sole discretion, may deem appropriate to reward Mr. Clark for job performance. The target annual bonus for 2012 and 2013 was at least $300,000. Mr. Clark is also entitled to a monthly car allowance of $750. However, Mr. Clark elected to forgo such car allowance subsequent to March 2013. If Mr. Clark is terminated for any reason prior to April 30, 2016, under the agreement he will be subject to the following obligations: (i) noncompetition with us for six months (or three months if his employment is terminated due to a non-renewal of the term of employment by us or for Cause (as defined in Mr. Clark's employment agreement) not related to our business or if Mr. Clark terminates his employment after the payment of a discretionary bonus for any year in an amount less than $300,000); (ii) non-solicitation of our employees for two-years; and (iii) non-disparagement of us and non-interference with our business for one year. The employment agreement also provides for the following payments and benefits to Mr. Clark in connection with the termination of his employment with us:

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

Jon W. Clark	Base Salary	Bonus	Medical and Welfare Benefits	Accelerated Equity (1)	Total
With Cause or Without Good Reason	—	—	—	—	—
Without Cause or with Good Reason	$150,000	$150,000	$8,793	$138,000	$446,793
Death	—	$150,000	—	$138,000	$288,000
Disability	$150,000	$150,000	$8,793	$138,000	$446,793
Without Cause or with Good Reason
Following Change-in-Control	$300,000	$300,000	$17,586	$138,000	$755,586

(1)	Upon a hypothetical termination on December 31, 2014, Mr. Clark would have been entitled to 12 months of additional vesting of any outstanding time-based restricted stock.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and none of our employees participate on our Compensation Committee.

Director Compensation

The following table* sets forth information regarding the compensation paid to, and the compensation expense we recognized with respect to, our non-executive directors during the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Allan J. Baum	$213,000	$8,685	$8,750	$30,257	$260,692
Thomas D. Eckert	$—	$—	—	$—	$—
Gregory F. Hughes	$172,000	$8,685	$8,750	$3,873	$193,308
Jeffrey E. Kelter	$147,000	$8,685	$8,750	$28,393	$192,828
Charles S. Laven	$146,000	$8,685	$8,750	$26,518	$189,953
William H. Lenehan	$138,000	$8,685	$8,750	$—	$155,435

Former Director
Marc Holliday	$100,500	$8,685	$8,750	$—	$117,935

*	The columns for “Non-Equity Incentive Plan Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” have been omitted because they are not applicable.

(1)	Mr. Baum deferred $85,000 and each of Messrs. Kelter, Hughes, and Laven deferred $60,000 of his 2014 cash compensation pursuant to our Directors’ Deferral Program. Deferred compensation is comprised of 50% of annual fees earned and is credited in the form of phantom stock units. Mr. Baum received 3,754 and each of Messrs. Kelter, Hughes, and Laven received 2,650 phantom stock units, in connection with 2014 cash compensation each elected to defer.

(2)	Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of stock awards issued to the director as determined pursuant to Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation — Stock Compensation,” or FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards for are set forth under Notes 2 and 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The shares of restricted stock held by each non-executive director as of December 31, 2014 were as follows: Mr. Baum — 750; Mr. Hughes — 625; Mr. Kelter — 750; Mr. Laven — 750 and Mr. Lenehan — 625.

(3)

Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the aggregate grant date fair value of the option awards issued to the director as determined pursuant to FASB ASC Topic 718. The assumptions used to calculate the grant date value of such awards are set forth under Notes 2 and 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The number of options held by to each non-executive director as of December 31, 2014 was as follows: Mr. Baum — 11,452; Mr. Lenehan--- 2,500; Mr. Hughes — 2,500; Mr. Kelter — 11,452; and Mr. Laven — 11,452.

(4)	Represents dividend equivalents paid on phantom stock.

During the fiscal year ended December 31, 2014, each non-executive director received a fee in the amount of $120,000. Each non-executive director also received $1,500 for each meeting of our Board of Directors or a committee of our Board of Directors that he attended. The annual fees payable to our non-executive directors are determined by our Compensation Committee. These fees are payable quarterly, half in cash and half in stock, with each non-executive director having the option to elect to take stock in lieu of cash, up to the full amount or to elect to defer all or part of the annual fee pursuant to our Directors’ Deferral Program, as described below. Any portion of the annual fee that a non-executive director elects to receive or defer in stock is made under our Equity Incentive Plan.

Each non-executive director who served as a chairman of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received an additional fee of $10,000, $7,500 and $5,000, respectively, which fees are payable in cash, unless such chairman elects to defer all or part of such fees pursuant to our Directors’ Deferral Program. In addition, under our Equity Incentive Plan, each non-executive director is entitled to an annual grant of stock options to purchase 1,250 shares of common stock, which are priced at the close of business on the first business day in the year of grant, all of which vest on the date of grant. Each non-executive director was also entitled to an annual grant (reviewed on an annual basis) of 375 shares of restricted common stock pursuant to our Equity Incentive Plan, a third of which will vest on the first business day one year from the date of grant, and each of the following two-years, respectively, subject to the non-executive director being a member of our Board of Directors on the date such award is expected to vest. A non-executive director may elect to defer all or part of the annual stock grant pursuant to our Directors’ Deferral Program. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board of Directors. No amounts were reimbursed for such expenses during 2014.

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

Effective as of January 16, 2014, Allan J. Baum was appointed Chairman, as described on page 5 under “Corporate Governance Matters — Board of Directors Leadership Structure.” Mr. Baum had been our Lead Independent Director since 2012. In connection with Mr. Baum’s appointment as Chairman and Lead Independent Director prior to that, Mr. Baum is entitled to receive an additional annual retainer, separate from and in addition to fees payable to all independent directors, of $75,000 for 2012 and $50,000 for each year thereafter, payable 50% in the form of cash and 50% in the form of common stock, unless Mr. Baum elects to receive 100% of the additional annual retainer in the form of stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

			(c)
			Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders(1)	51,726	$51.28	—
Equity compensation plans not approved by security holders(2)	—	—	36,765
Total	51,726	$51.28	36,765

(1)	Includes information related to our 2004 equity incentive plan.
(2)	Includes information related to our 2012 Inducement Equity Incentive Plan; Assumes there have been 600,000 units of limited partnership interests in our Operating Partnership, or LTIP Units, issued pursuant to the 2012 Inducement Equity Incentive Plan.

Amended and Restated 2004 Equity Incentive Plan

Our Board of Directors adopted at the July 2004 meeting of our Board of Directors, and our common stockholders ratified, a long-term, ten-year compensation program, which was later amended and restated, for certain employees, directors, officers, advisors, consultants and other personnel, including any of our joint venture affiliates. Of the options or stock that have not been granted at the time of our initial public offering, our Compensation Committee shall have the right to make such awards in the form of equity incentive compensation on such terms as our Compensation Committee may deem appropriate. Our Compensation Committee has the authority to administer and interpret our 2004 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of certain of our employees, directors, officers, advisors, consultants and other personnel and any of our joint venture affiliates to receive an award, to determine the number of shares of common stock to be converted by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate. Our Compensation Committee, in its discretion, may delegate to our Chief Executive Officer all or part of the Committee’s authority and duties with respect to awards; provided, however, that we may not delegate its authority and duties with respect to awards that have been, or will be, granted to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel or President or any Executive Vice President. The 2004 Equity Incentive Plan expired by its terms in July 2014 and no further grants can be made under the 2004 Equity Incentive Plan.

2012 Inducement Equity Incentive Plan

In connection with the equity awards to be made to Messrs. DuGan and Harris, and Nicholas L. Pell, who joined us as a Managing Director, and in connection with our hiring of these executives, our Board of Directors adopted the Gramercy Property Trust Inc. 2012 Inducement Equity Incentive Plan as of June 7, 2012. Under the 2012 Inducement Equity Incentive Plan, we may grant equity awards for up to 1,125,000 shares of common stock pursuant to the employment inducement award exemption provided by Section 303A.08 of the NYSE Listed Company Manual. After deducting the shares granted in connection with the hiring of Messrs. DuGan, Harris and Pell, only approximately 36,765 shares remain available for issuance under the plan. The 2012 Inducement Equity Incentive Plan permits us to issue a variety of equity awards, including stock options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. The 2012 Inducement Equity Incentive Plan is administered by our Compensation Committee. The 2012 Inducement Equity Incentive Plan will terminate on the ten-year anniversary of our Board of Directors' approval of the 2012 Inducement Equity Incentive Plan, provided our Board of Directors may terminate the 2012 Inducement Equity Incentive Plan at any time. All of the shares available under the 2012 Inducement Equity Incentive Plan were initially issued or reserved for issuance to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with us.

2012 Outperformance Plan

In connection with the hiring of Messrs. DuGan and Harris, our Board of Directors approved a new outperformance plan, the 2012 Outperformance Plan. Pursuant to the 2012 Outperformance Plan, these executives, in the aggregate, may earn up to a maximum dollar amount of LTIP Units based on our common stock price appreciation over a four-year performance period ending June 30, 2016. The amount of LTIP Units earned under the 2012 Outperformance Plan will range from 20% of the maximum amount if our common stock price equals a minimum hurdle of $20.00 per share (less any dividends paid during the performance period) to the maximum amount if our common stock price equals or exceeds $36.00 per share (less any dividends paid during the performance period) at the end of the performance period. The executives will not earn any LTIP Units under the 2012 Outperformance Plan to the extent that our common stock price is less than the minimum hurdle.

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

Messrs. DuGan and Harris were granted awards under the 2012 Outperformance Plan in connection with their hiring pursuant to which they may earn up to $10.0 million and $6.0 million of LTIP Units, respectively. Additionally, in 2013, Messrs. Clark and Matey were granted an award under the 2012 outperformance plan pursuant to which each of Mr. Clark and Mr. Maety may earn up to $1.0 million of LTIP Units

LTIP Units are a class of limited partnership interests in our Operating Partnership that are structured to qualify as “profits interests” for federal income tax purposes. Accordingly, LTIP Units, initially, will not have full parity, on a per unit basis, with the Class A limited partnership interests in our Operating Partnership with respect to liquidating distributions. If a tax book-up event occurs, which generally includes the issuance of equity interests in us or our Operating Partnership and the occurrence of certain other events, at a time when our Operating Partnership's assets have sufficiently appreciated, the LTIP Units will achieve full parity with the Class A limited partnership interests. To the extent the LTIP Units have achieved parity with the Class A limited partnership interests, the LTIP Units may be converted, subject to the satisfaction of the applicable vesting conditions, on a one-for-one basis into Class A limited partnership interests. Until LTIP Units have been earned under the 2012 Outperformance Plan, the executives will be entitled to receive non-liquidating distributions with respect to the LTIP Units underlying their awards under the 2012 Outperformance Plan on a per unit basis equal to 10% of the regular dividends per share paid on our common stock, if any. If and when LTIP Units are earned, the executives will be entitled to receive non-liquidating distributions with respect to the earned LTIP Units following the date on which the LTIP Units are earned on a per unit basis equal to the dividends per share paid on our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock, as of April 24, 2015, for (1) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock based on the Schedule 13D, Schedule 13G, or any amendments thereto, filed with the SEC, (2) each of our directors and nominees for director, (3) each of our named executive officers who is not a director and (4) our directors, nominees for director and executive officers as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

In accordance with SEC rules, each listed person's beneficial ownership includes:

•	all shares the investor actually owns beneficially or of record;

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days) after April 24, 2015.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

	Amount And
	Nature of
	Beneficial
	Ownership of		Percent of
Name**	Common Stock		Total (1)
Gordon F. DuGan	599,504	(2)	1.05%
Allan J. Baum	62,133	(3)	*	%
Jeffrey E. Kelter	59,131	(4)	*	%
Charles S. Laven	56,281	(5)	*	%
William H. Lenehan	24,161	(6)	*	%
Gregory F. Hughes	9,632	(7)	*	%
Thomas D. Eckert	21,425		*	%
Benjamin P. Harris	185,431	(8)	*	%
Jon W. Clark	48,379	(9)	*	%
Edward J. Matey Jr.	43,939	(10)	*	%
All Directors, nominees and Executive Officers as a Group (10 Persons)	1,110,016		1.94%
The Vanguard Group	4,735,639	(11)	8.27%
Vanguard Specialized Funds	3,324,088	(12)	5.80%
BlackRock, Inc.	2,696,531	(13)	4.71%
Cohen & Steers, Inc.	2,396,884	(14)	4.18%
Citadel Advisors LLC	2,395,494	(15)	4.18%
BHR Capital LLC	2,300,000	(16)	4.02%

*	Less than 1% of class.
**	Unless otherwise indicated, the business address is 521 Fifth Avenue, 30th Floor, New York, NY 10175-0003.

(1)	As of April 24, 2015, 57,280,391 shares of common stock were outstanding.

(2)	Includes 39,385 earned LTIP Units of which 50% vest on June 30, 2016 and 50% vest on June 30, 2017, subject to continued employment.

(3)	Includes 11,452 shares of common stock issuable upon exercise of options.

(4)	Includes 11,452 shares of common stock issuable upon exercise of options.

(5)	Includes 11,452 shares of common stock issuable upon exercise of options, 375 shares purchased in the open market, 625 shares of restricted common stock and 43,829 phantom units.

(6)	Includes 2,500 shares of common stock issuable upon exercise of options.

(7)	Includes 2,500 shares of common stock issuable upon exercise of options.

(8)	Includes 23,631 earned LTIP Units of which 50% vest on June 30, 2016 and 50% vest on June 30, 2017, subject to continued employment.

(9)	Includes 2,702 shares of common stock issuable upon exercise of options and 3,939 earned LTIP Units of which 50% vest on June 30, 2016 and 50% vest on June 30, 2017, subject to continued employment.

(10)	Includes 3,939 earned LTIP Units of which 50% vest on June 30, 2016 and 50% vest on June 30, 2017, subject to continued employment.

(11)	Based on information provided by The Vanguard Group- 23-1945930 (“Vanguard”) in a Schedule 13G/A filed with the SEC on February 10, 2015 (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). Vanguard has sole voting power with respect to 60,996 of these shares, sole dispositive power with respect to 4,678,818 of these shares and shared dispositive power with respect to 56,821 of these shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(12)	Based on information provided by Vanguard Specialized Funds Vanguard REIT Index - 23-2834924 (“VSF”) in a Schedule 13G filed with the SEC on February 6, 2015 (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). VSF has sole voting power with respect to all of these shares. The address for VSF is 100 Vanguard Blvd., Malvern, PA 19355.

(13)	Based on information provided by BlackRock, Inc. (“BlackRock”) in a Schedule 13G filed with the SEC on January 30, 2015 (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). BlackRock has sole voting power with respect to 2,614,012 of these shares, and sole dispositive power with respect to all of these shares. The address of BlackRock is 55 East 52nd Street, New York, NY 10022.

(14)	Based on information provided by Cohen & Steers, Inc. (“C&S”) in a Schedule 13G/A filed with the SEC on February 13, 2015 (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). C&S, through of its control of Cohen & Steers Capital Management, Inc. and Cohen & Steers UK Limited, has sole voting power with respect to 1,772,586 of these shares and sole dispositive power with respect to all of these shares. The address of C&S is 280 Park Avenue, 10th Floor, New York, NY 10017.

(15)	Based on information a the Schedule 13G filed with the SEC on March 17, 2015 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings III LP (“CAH3”), Citadel GP LLC (“CGP”) and Mr. Kenneth Griffin with respect to common shares owned by Surveyor Capital Ltd. (“SC”) and Citadel Securities LLC (“Citadel Securities”) (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). Citadel Advisors and CAH3 each reported shared voting and dispositive power with respect to 2,338,513 of these shares, and CGP and Mr. Griffin each report share voting and dispositive power with respect to 1,368,854 of these shares. Citadel Advisors is the portfolio manager for SC. CAH3 is the managing member of Citadel Advisors. CALC III LP (“CALC3”), is the non-member manager of Citadel Securities. CGP is the general partner of CALC3 and CAH3. Mr. Griffin is the President and Chief Executive Officer of, and owns a controlling interest in, CGP. The address of each of the reporting persons is Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(16)	Based on information provided by BHR Capital LLC (“BHR”) in a Schedule 13G/A filed with the SEC on February 12, 2015 (adjusted for the effect of the 1-for-4 reverse common stock split effective at 5:00 p.m. Eastern Time on March 20, 2015). BHR has sole voting and dispositive power over these shares of common stock. The address of BHR is 545 Madison Ave., 10th Floor, New York, NY.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions for 2014

The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,500,000 in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,500,000 in capital to the Gramercy European Property Fund.

Three of the properties the Company closed on subsequent to December 31, 2014, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, or KTR, a private industrial real estate investment company, for which Mr. Kelter, one of the Company’s directors, serves as its Chief Executive Officer and Chairman of the Board. The three properties were acquired by the Company for approximately $19,750,000.

Mr. Holliday, Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of the Company’s directors until September 30, 2014, when he resigned. The Company did not have a disagreement with Mr. Holliday on any matter relating to its operations, policies or practices. In recognition of his service, the Company’s board of directors ratably vested 1,125 of the 1,500 shares of its common stock granted to Mr. Holliday in January 2014.

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368,000 per annum for year one rising to approximately $466,000 per annum in year ten. The Company paid $368,000 under the lease for the year ended December 31, 2014.

Director Independence

Our Corporate Governance Guidelines provide that a majority of the directors serving on our Board of Directors must be independent as required by the listing standards of the NYSE and the applicable rules promulgated by the SEC. In addition, our Board of Directors has adopted director independence standards, which are certain additional categorical standards to assist in making determinations with respect to the independence of directors. Our Board of Directors has affirmatively determined, based upon its review of all relevant facts and circumstances and after considering all applicable relationships, of which our Board of Directors had knowledge, between or among the directors and our company or our management (any such relationships, if any, are described in the section entitled “Certain Relationships and Related Transactions”), that each of the following directors and director nominees has no direct or indirect material relationship with us and is independent under the listing standards of the NYSE, the applicable rules promulgated by the SEC and our director independence standards: Messrs. Allan J. Baum, Thomas D. Eckert, Jeffrey E. Kelter, Gregory F. Hughes, Charles S. Laven and William H. Lenehan.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Disclosure

Audit Fees

Fees for audit services totaled approximately $1,909,338 in 2014 and $971,525 in 2013, of which $176,000 and $108,000 was attributable to Sarbanes-Oxley 404 planning and testing in 2014 and 2013, respectively. Audit fees include fees associated with our annual audit and the reviews of our quarterly reports on Form 10-Q. In addition, audit fees include fees for services relating to other reporting requirements including those related to our acquisition, disposition and capital-raising activities. Audit fees also include fees for accounting research.

Audit-Related Fees

Fees for audit-related services totaled approximately $88,000 in 2014 and $0 in 2013. The audit-related services for 2014 principally included fees assurance related services in connection with our acquisition activities.

Tax Fees

Fees for tax-related services totaled approximately $168,199 in 2014 and $153,500 in 2013, associated with the 2013 and 2012 tax return preparation and routine on call advisory services. Tax-related fees include fees for tax compliance, tax planning and tax advice.

All Other Fees

We did not incur fees in 2014 and 2013 for other services not included above.

Our Audit Committee considers whether the provision by Ernst & Young LLP of the services that are required to be described under “All Other Fees” is compatible with maintaining Ernst & Young LLP’s independence from both management and our company.

Pre-Approval Policies and Procedures of Our Audit Committee

Our Audit Committee must pre-approve all audit services and permissible non-audit services provided by our independent registered public accounting firm, except for any de minimis non-audit services. Non-audit services are considered de minimis if: (1) the aggregate amount of all such non-audit services constitutes less than 5% of the total amount of revenues we paid to our independent registered public accounting firm during the fiscal year in which they are provided; (2) we did not recognize such services at the time of the engagement to be non-audit services; and (3) such services are promptly brought to our Audit Committee’s attention and approved prior to the completion of the audit by our Audit Committee or any of its member(s) who has authority to give such approval. Our Audit Committee may delegate to one or more of its members who is an independent director the authority to grant pre-approvals. All services provided by Ernst & Young LLP in 2014 were pre-approved by our Audit Committee.

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

The Audit Committee oversees our financial reporting process on behalf of our Board of Directors, in accordance with the written charter of the Audit Committee. Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2014 with management, including discussions regarding critical accounting policies, other financial accounting and reporting principles and practices appropriate for us, the quality of such principles and practices, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to our Board of Directors (and our Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

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

The Audit Committee held five meetings during fiscal year 2014 (including non-management director sessions after each of these meetings) attended by each director then serving on the Audit Committee. The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting. The committee members rely, without independent investigation or verification, on the information provided to them and on the representations made by management and our independent registered public accounting firm. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of our financial statements has been carried out in accordance with the standards of the Public Company Accounting Oversight Board (United States), that the financial statements are presented in accordance with accounting principles generally accepted in the United States or that Ernst & Young LLP is in fact “independent.”

Submitted by the Audit Committee
Gregory F. Hughes
Allan J. Baum
Charles S. Laven
April 30, 2015

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

Gramercy Property Trust Inc.

By:	/s/ JON W. CLARK
Jon W. Clark
Chief Financial Officer

