Form 10-Q
period 2015-03-31
Gramercy Property Trust Inc.
filed 2015-05-07
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   ☒     NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻	Smaller reporting company ◻
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ◻    NO  ☒

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 57,280,391 as of May 5, 2015.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	March 31,	December 31,
	2015	2014
Assets:
Real estate investments, at cost:
Land	$382,797	$239,503
Building and improvements	1,283,990	828,117
Less: accumulated depreciation	(37,919)	(27,598)
Total real estate investments, net	1,628,868	1,040,022
Cash and cash equivalents	23,715	200,069
Restricted cash	7,339	1,244
Joint ventures and equity investments	498	-
Assets held for sale, net	8,791	-
Servicing advances receivable	1,495	1,485
Retained CDO bonds	10,239	4,293
Tenant and other receivables, net	23,949	15,398
Acquired lease assets, net of accumulated amortization of $23,852 and $15,168	345,666	200,231
Deferred costs, net of accumulated amortization of $2,558 and $1,908	13,096	10,355
Goodwill	3,668	3,840
Other assets	15,364	23,063
Total assets	$2,082,688	$1,500,000

Liabilities and Equity:
Liabilities:
Exchangeable senior notes, net	$108,218	$107,836
Senior unsecured term loan	200,000	200,000
Unsecured credit facility	235,000	-
Mortgage notes payable	310,890	161,642
Total long term debt	854,108	469,478
Accounts payable and accrued expenses	17,934	18,806
Dividends payable	9,741	9,579
Accrued interest payable	2,156	2,357
Deferred revenue	15,623	11,592
Below-market lease liabilities, net of accumulated amortization of $8,631 and $3,961	232,670	53,826
Liabilities related to assets held for sale, net	4,252	-
Derivative instruments, at fair value	5,321	3,189
Other liabilities	9,043	8,263
Total liabilities	1,150,848	577,090
Commitments and contingencies	-	-
Noncontrolling interest in the Operating Partnership	13,732	16,129

Equity:
Common stock, par value $0.001, 400,000,000 and 220,000,000 shares authorized, and 47,417,725 and 46,736,392 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	47	47
Series B cumulative redeemable preferred stock, par value $0.001, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at March 31, 2015 and December 31, 2014.	84,394	84,394
Additional paid-in-capital	1,787,847	1,768,977
Accumulated other comprehensive loss	(303)	(3,703)
Accumulated deficit	(954,024)	(942,934)
Total stockholders’ equity	917,961	906,781
Noncontrolling interest in other partnerships	147	-
Total equity	918,108	906,781
Total liabilities and equity	$2,082,688	$1,500,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Rental revenue	$31,190	$7,494
Management fees	8,186	6,965
Operating expense reimbursements	8,138	681
Investment income	238	376
Other income	183	68
Total revenues	47,935	15,584
Expenses
Property operating expenses:
Property management expenses	5,166	5,244
Property operating expenses	8,383	822
Total property operating expenses	13,549	6,066
Depreciation and amortization	18,698	3,385
Interest expense	6,270	2,345
Gain on derivative instruments	-	(115)
Management, general and administrative	4,773	4,342
Acquisition expenses	3,506	235
Total expenses	46,796	16,258
Income (loss) from continuing operations before equity in income (loss) from joint ventures and equity investments and provision for taxes	1,139	(674)
Equity in net income (loss) of joint ventures and equity investments	(1)	628
Income (loss) from continuing operations before provision for taxes, and discontinued operations	1,138	(46)
Provision for taxes	(1,114)	(369)
Income (loss) from continuing operations	24	(415)
Loss from discontinued operations	(62)	(86)
Net loss	(38)	(501)
Net loss attributable to noncontrolling interest	42	-
Net income (loss) attributable to Gramercy Property Trust Inc.	4	(501)
Preferred stock dividends	(1,559)	(1,790)
Net loss available to common stockholders	$(1,555)	$(2,291)
Basic earnings per share: (1)
Net loss from continuing operations, after preferred dividends	$(0.03)	$(0.13)
Net loss from discontinued operations	-	-
Net loss available to common stockholders	$(0.03)	$(0.13)
Diluted earnings per share: (1)
Net loss from continuing operations, after preferred dividends	$(0.03)	$(0.13)
Net loss from discontinued operations	-	-
Net loss available to common stockholders	$(0.03)	$(0.13)
Basic weighted average common shares outstanding (1)	46,747,557	17,690,990
Diluted weighted average common shares and common share equivalents outstanding (1)	46,747,557	17,690,990

(1) Adjusted for the 1-for-4 reverse stock split completed on March 20, 2015. Refer to Note 11, “Stockholders’ Equity,” for further information related to the reverse stock split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(38)	$(501)
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain on available for sale debt securities	5,750	334
Unrealized loss on derivative instruments	(2,132)	(141)
Foreign currency translation adjustments	(218)	-
Other comprehensive income	3,400	193
Comprehensive income (loss)	3,362	(308)
Net loss attributable to noncontrolling interest	42	-
Other comprehensive income attributable to noncontrolling interest	(38)	-
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$3,366	$(308)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Equity

(Unaudited, dollar amounts in thousands)

	Gramercy Property Trust Inc. Stockholders
					Accumulated	Retained	Total
			Series B	Additional	Other	Earnings /	Gramercy
	Common Stock		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	Noncontrolling
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2014	46,736,392	$47	$84,394	$1,768,977	$(3,703)	$(942,934)	$906,781	$-	$906,781
Net income (loss)	-	-	-	-	-	4	4	(24)	(20)
Change in net unrealized loss on derivative instruments	-	-	-	-	(2,132)	-	(2,132)	-	(2,132)
Change in net unrealized gain on debt securities	-	-	-	-	5,750	-	5,750	-	5,750
Offering costs	-	-	-	(331)	-	-	(331)	-	(331)
Issuance of stock	585,440	-	-	16,173	-	-	16,173	-	16,173
Issuance of stock - stock purchase plan	716	-	-	14	-	-	14	-	14
Stock based compensation - fair value	-	-	-	733	-	-	733	-	733
Conversion of OP Units to common stock	95,177	-	-	2,631	-	-	2,631	-	2,631
Reallocation of noncontrolling interest in the operating partnership	-	-	-	(350)	-	-	(350)	-	(350)
Dividends on preferred stock - Series B	-	-	-	-	-	(1,559)	(1,559)	-	(1,559)
Dividends on common stock	-	-	-	-	-	(9,535)	(9,535)	-	(9,535)
Contributions to consolidated equity investment	-	-	-	-	-	-	-	171	171
Foreign currency translation adjustments	-	-	-	-	(218)	-	(218)	-	(218)
Balance at March 31, 2015	47,417,725	$47	$84,394	$1,787,847	$(303)	$(954,024)	$917,961	$147	$918,108

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	$(38)	$(501)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	18,698	3,385
Amortization of acquired leases to rental revenue and expense	(3,947)	142
Amortization of deferred costs	601	429
Amortization of discounts and other fees	(222)	(367)
Payment of capitalized tenant leasing costs	(143)	(26)
Amortization of lease inducement costs	44	-
Straight-line rent adjustment	(2,172)	(816)
Gain on derivative instruments	-	(115)
Distributions received from joint ventures and equity investments	103	2,734
Equity in net (income) loss of joint ventures and equity investments	1	(628)
Amortization of stock-based compensation	733	622
Other non-cash adjustments	(10)	-
Changes in operating assets and liabilities:
Restricted cash	(451)	(276)
Tenant and other receivables	(6,124)	(1,701)
Accrued interest	(10)	(66)
Other assets	7,686	(296)
Accounts payable, accrued expenses and other liabilities	(147)	(1,421)
Deferred revenue	3,841	769
Net cash provided by operating activities	18,443	1,868
Investing Activities:
Capital expenditures	(1,196)	(7,382)
Distributions received from joint venture property sales	-	1,069
Contributions to joint ventures and equity investments	(602)	-
Acquisition of real estate, net	(423,147)	(3,636)
Restricted cash for tenant improvements	(5,631)	-
Proceeds from repayments of servicing advances receivable	-	6
Net cash used for investing activities	(430,576)	(9,943)
Financing Activities:
Proceeds from sale of common stock	16,173	(53)
Proceeds from unsecured credit facility	235,000	-
Repayment of secured credit facility	-	(45,000)
Repayment of mortgage notes payable	(971)	(483)
Proceeds from issuance of exchangeable senior notes	-	115,000
Offering costs	(331)	(3,738)
Payment of deferred financing costs	(3,248)	(1,218)
Preferred stock dividends paid	(1,559)	(37,878)
Common stock dividends paid	(9,354)	-
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	14	-
Contributions from noncontrolling interests in other partnerships	169	-
Distribution to noncontrolling interest holders	(117)	-
Change in restricted cash from financing activities	(12)	-
Net cash provided by financing activities	235,764	26,630
Net increase (decrease) in cash and cash equivalents	(176,369)	18,555
Increase in cash and cash equivalents related to foreign currency translation	15	-
Cash and cash equivalents at beginning of period	200,069	43,333
Cash and cash equivalents at end of period	$23,715	$61,888
Non-cash activity:
Fair value adjustment to noncontrolling interest in the operating partnership	$350	$-
Debt assumed in acquisition of real estate	$141,033	$2,657
Redemption of units of noncontrolling interest in the operating partnership for common stock	$(2,631)	$-
Supplemental cash flow disclosures:
Interest paid	$5,769	$1,472
Income taxes paid	$167	$1,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

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

Gramercy earns revenues primarily through three sources, including (i) rental revenues on properties that it owns directly or in joint ventures in the United States, (ii) asset management revenues on properties owned by third parties in both the United States and Europe and (iii) pro-rata rental revenues on its equity investment in Gramercy Property Europe plc, or the Gramercy European Property Fund.

In February 2015, the Company’s board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding operating partnership units, or OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received, in lieu of such fractional shares, cash in an amount determined on the basis of the average closing price of the Company’s common stock on the New York Stock Exchange for the three consecutive trading days ending on March 20, 2015. The reverse stock split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage.

During the three months ended March 31, 2015, the Company acquired 27 properties aggregating approximately 4.5 million square feet for a total purchase price of approximately $570,006.

As of March 31, 2015, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	65	12,526,760	100.0%
Office/Banking Centers	84	5,011,478	98.1%
Specialty Assets	7	288,207	100.0%
Data Centers	2	227,953	100.0%
Total	158	18,054,398	99.6%

Tenants include Bank of America, N.A, Nokia Networks, Kar Auction Services, CEVA Freight, LLC, Crawford & Company and others. As of March 31, 2015, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $900 million of commercial real estate assets for third parties.

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

The Company conducts substantially all of its operations through GPT Property Trust LP, the Company’s operating partnership, or the Operating Partnership.  The Company is the sole general partner of the Operating Partnership. The Operating Partnership conducts its commercial real estate investment business through various wholly-owned entities and its realty management business primarily through a wholly-owned TRS. Unless the context requires otherwise, all references to “Gramercy,” “Company,” “we,” “our” and “us” mean Gramercy Property Trust Inc., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

2. Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2015 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Acquired real estate investments that do not meet the definition of a business combination are recorded at cost. Acquired real estate investments which are under construction are considered build-to-suit transactions and are also recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provides funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and the internal costs of interest and real estate taxes, if applicable, during the construction period.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The Company also reviews the recoverability of a property’s carrying value when circumstances indicate there may be a possible impairment. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges and takes into account factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines it will be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. The Company did not record any impairment charges during the three months ended March 31, 2015 and 2014.

Joint Ventures and Equity Investments

The Company accounts for its investments in joint ventures and equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In a joint venture, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investment. The investment is recorded initially at cost as an investment in joint venture or equity investment, and subsequently is adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investment on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture or equity investment debt is recourse to the Company. As of March 31, 2015 and December 31, 2014, the Company had equity investments of $498 and $0 in unconsolidated joint ventures and equity investments, respectively.

On June 9, 2014, the Company acquired from its joint venture partner the remaining 50% equity interest in its 67 property portfolio leased primarily of Bank of America, N.A., or the Bank of America Portfolio joint venture and as of the acquisition date, the Company has consolidated the Bank of America Portfolio.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company had restricted cash of $7,339 and $1,244 at March 31, 2015 and December 31, 2014, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Variable Interest Entities

The Company had one consolidated VIE as of March 31, 2015 and December 31, 2014. The Company had four unconsolidated VIEs as of March 31, 2015 and December 31, 2014. The following is a summary of the Company’s involvement with VIEs as of March 31, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Gramercy Europe Asset Management (European Fund Manager)	$289	$14	$289	$14
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$-	$-	$11	$12
Retained CDO Bonds	$10,239	$-	$1,532,048	$1,415,238

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The following is a summary of the Company’s involvement with VIEs as of December 31, 2014:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Gramercy Europe Asset Management (European Fund Manager)	$-	$-	$-	$-
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$-	$-	$-	$-
Retained CDO Bonds	$4,293	$-	$1,691,854	$1,547,693

Consolidated VIEs

Gramercy Europe Asset Management (European Fund Manager)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As the Company controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is that entity’s primary beneficiary and has consolidated the VIE.

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

Investment in Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, which the Company recognized subsequent to the disposal of Gramercy Finance in March 2013. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Assets Held For Sale

As of March 31, 2015 and December 31, 2014, the Company had one and zero assets classified as held for sale, respectively.  The net asset value of the asset held for sale as of March 31, 2015 was $4,539.  Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded.

Tenant and Other Receivables

Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2015 and December 31, 2014 were $278 and $188, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

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

Above-market and below-market lease values for properties acquired are recorded based on the present value, using a discount rate which reflects the risks associated with the leases acquired, of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are amortized as a reduction and increase, respectively, of rental revenue over the remaining non-cancelable terms of the lease.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as-if vacant. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the lesser of the remaining non-cancelable term of the respective leases or the remaining depreciable life of the building.

Above-market and below-market ground rent values for properties acquired are recorded based on the present value, using a discount rate which reflects the risks associated with the ground leases assumed, of the difference between the contractual amount to be paid pursuant to each in-place ground lease and management’s estimate of the fair market lease rate for each such in-place ground lease, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market ground lease values are amortized as a reduction and increase, respectively, of rent expense over the remaining non-cancelable terms of the respective leases.

The Company recorded $7,997 and $756 of amortization of intangible assets as part of depreciation and amortization for the three months ended March 31, 2015 and 2014, respectively.

The Company recorded $3,945 and $142 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three months ended March 31, 2015 and 2014, respectively.

The Company recorded $39 and $0 of amortization of ground rent intangible assets and liabilities as a net reduction from other property operating expenses for the three months ended March 31, 2015 and 2014, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Intangible assets and acquired lease obligations consist of the following:

	March 31, 2015	December 31, 2014
Intangible assets:
In-place leases, net of accumulated amortization of $21,578 and $13,581	$320,164	$181,426
Above-market leases, net of accumulated amortization of $2,347 and $1,520	24,431	14,380
Below-market ground rent, net of accumulated amortization of $77 and $67	3,477	4,425
Amounts related to assets held for sale, net of accumulated amortization of $150 and $0	(2,406)	-
Total intangible assets	$345,666	$200,231
Intangible liabilities:
Below-market leases, net of accumulated amortization of $8,704 and $3,932	$233,065	$51,853
Above-market ground rent, net of accumulated amortization of $78 and $29	3,592	1,973
Amounts related to liabilities held for sale, net of accumulated amortization of $151 and $0	(3,987)	-
Total intangible liabilities	$232,670	$53,826

The following table provides the weighted-average amortization period as of March 31, 2015 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-
	Average	April 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
In-place leases
Total to be included in depreciation and amortization expense	10.4	$33,270	$41,572	$39,506	$36,607	$31,886

Above-market lease assets	9.0	2,636	3,499	3,496	2,623	2,412
Below-market lease liabilities	22.6	(8,463)	(11,032)	(10,937)	(10,862)	(10,693)

Total to be included in rental revenue		$(5,827)	$(7,533)	$(7,441)	$(8,239)	$(8,281)

Below-market ground rent	37.9	69	92	92	92	92
Above-market ground rent	38.3	(70)	(94)	(94)	(94)	(94)

Total to be included in property operating expense		$(1)	$(2)	$(2)	$(2)	$(2)

Goodwill

Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at March 31, 2015 and December 31, 2014 was $3,668 and $3,840, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has not recorded any impairment on its goodwill.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

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

The Company’s deferred acquisition costs consist primarily of lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.

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

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the asset’s estimated useful life, which is generally three years. As of March 31, 2015 and December 31, 2014, the Company had $1,179 and $948 of unamortized computer software costs, respectively. The Company recorded amortization expense of $133 and $108 on capitalized software costs during the three months ended March 31, 2015 and 2014, respectively.

The following table provides the weighted-average amortization period as of March 31, 2015 for capitalized software and the projected amortization expense for the next five years.

	Weighted-
	Average	April 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
Capitalized software costs	2.1	$459	$576	$124	$20	$-
Total to be included in depreciation and amortization expense		$459	$576	$124	$20	$-

Contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. The Company determines the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to property management expense. As of March 31, 2015 and December 31, 2014, the Company had $421 and $480 of unamortized contract intangible assets, respectively. The Company recorded amortization expense of $33 and $0 related to the contract intangible during the three months ended March 31, 2015 and 2014, respectively. Contract intangibles are recorded in other assets on the Company’s Condensed Consolidated Balance Sheets.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The following table provides the weighted-average amortization periods as of March 31, 2015 for contract intangible assets and the projected amortization expense for the next five years.

	Weighted-
	Average	April 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
Contract intangible asset	3.3	$97	$129	$129	$66	$-
Total to be included in property management expense		$97	$129	$129	$66	$-

Valuation of Financial Instruments

At March 31, 2015 and December 31, 2014, the Company measured its Retained CDO Bonds and derivative instruments on a recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The three broad levels defined are as follows:

Level I  — The types of financial instruments included in this category are highly liquid instruments with actively quoted prices.

Level II  — The nature of these financial instruments includes instruments for which quoted prices are available but traded less frequently and instruments that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III  — These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions.

For a further discussion regarding the measurement of financial instruments see Note 9, “Fair Value of Financial Instruments.”

Revenue Recognition

Real Estate Investments

Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Condensed Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Asset Management Business

The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Condensed Consolidated Balance Sheets.

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

For the three months ended March 31, 2015 and 2014, the Company recognized incentive fees of $3,035 and $635, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in property management expense or management, general and administrative expense.

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 11. The Company accounts for this plan using the fair value recognition provisions. Awards of stock or restricted stock are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s stock-based compensation plans, the Company accepts the return of shares of the Company's common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its stock-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Company’s Operating Partnership. As of March 31, 2015, and December 31, 2014, the Company had 163,203 and 175,731 weighted-average unvested restricted shares outstanding.

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

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option-pricing model. There were no grants in 2015. The weighted average assumptions for grants in 2014 are as follows:

2014
Dividend yield	2.50%
Expected life of option	5.0 years
Risk-free interest rate	1.81%
Expected stock price volatility	41.00%

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Foreign Currency

The Company’s Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom and has commitments to invest in Gramercy European Property Fund, which invests in assets throughout Europe.

Translation

The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded a net translation loss of $218 and $0 for the three months ended March 31, 2015 and 2014, respectively. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the three months ended March 31, 2015 and 2014, the Company recognized net realized foreign currency transaction losses of $6 and $0, respectively.

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

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

All hedges held by the Company are deemed effective based upon the hedging objectives established by the Company’s corporate policy governing interest rate risk management. The effect of the Company’s derivative instruments on its financial statements is discussed more fully in Note 10.

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state, local, and foreign taxes.

For the three months ended March 31, 2015 and 2014, the Company recorded $1,114 and $369 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The Compnay has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to stockholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. As the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, the Company only includes the effect of the excess conversion premium in the calculation of the diluted shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, as long as their inclusion would not be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

Concentrations of the credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS, accounted for 80% and 67% of the Company’s management fee income for the three months ended March 31, 2015 and 2014, respectively. One tenant, Bank of America, N.A, accounted for 37% of the Company’s rental revenue for the three months ended March 31, 2015. One tenant, Kar Auction Services, accounted for 19% of the Company’s rental revenue for the three months ended March 31, 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments, incurred while the Company was the collateral manager of the CDOs. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three months ended March 31, 2015 and 2014, the Company received $0 and $6 of reimbursements, respectively. As of March 31, 2015 and December 31, 2014, the servicing advances receivable is $1,495 and $1,485, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of March 31, 2015, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

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

For the three months ended March 31, 2015 and 2014, the Company did not recognize any OTTI on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations.  A summary of the Company’s Retained CDO Bonds as of March 31, 2015 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$367,633	$4,955	$5,284	$-	$10,239	3.4
Total	9	$367,633	$4,955	$5,284	$-	$10,239	3.4

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in select instances. The Company elected to early adopt this standard effective with the interim period beginning January 1, 2015. Adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which serves to simplify the presentation of debt issuance costs in a company’s financial statements. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, which is consistent with the current presentation of debt discounts. The ASU only affects presentation and does not impact the recognition or measurement of debt issuance costs. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The  Company has not elected early adoption and is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in the update provide guidance as to whether a company’s cloud computing arrangement includes a software license. If the arrangement includes a software license, the company should account for the software license element of the arrangement consistent with the acquisition of other software licenses and other licenses of intangible assets. The guidance does not change the accounting for service contracts. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company has not elected early adoption and is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

3. Dispositions and Assets Held for Sale

The Company had one property classified as held for sale as of March 31, 2015 and no properties classified as held for sale as of December 31, 2014. The property classified as held for sale is not included in discontinued operations. The following table summarizes information for the property classified as held for sale as of March 31, 2015:

March 31, 2015
Assets held for sale:
Real estate investments, at cost:
Land	$2,013
Building and improvements	4,370
Less: accumulated depreciation	(159)
Total real estate investments, net	6,224
Tenant and other receivables, net	34
Acquired lease assets, net of accumulated amortization	2,406
Other assets	127
Total assets held for sale	$8,791

Liabilities related to assets held for sale:
Accounts payable and accrued expenses	$90
Deferred revenue	135
Below-market lease liabilities, net of accumulated amortization	3,987
Other liabilities	40
Total liabilities related to assets held for sale	$4,252
Net assets held for sale	$4,539

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The following operating results for assets previously sold for the three months ended March 31, 2015 and 2014 are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2015	2014
Operating Results:
Revenues	$(100)	$15
Operating expenses	210	-
Marketing, general and administrative	(172)	(101)
Net loss from discontinued operations	$(62)	$(86)

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

4. Real Estate Investments

Property Acquisitions

During the three months ended March 31, 2015, the Company’s property acquisitions are summarized as follows:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price
Industrial (1)	16	20	3,006,256	$233,048
Office/banking center (1)	9	11	1,293,601	269,010
Specialty asset	-	-	-	-
Data center (1)	2	2	227,953	67,948
Total	27	33	4,527,810	$570,006

(1) The Company assumed mortgages on 16 of its property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $141,033. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

During the year ended December 31, 2014, the Company’s property acquisitions are summarized as follows:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price
Industrial (1)	24	25	5,297,891	$302,349
Office/banking center (2)	72	73	3,669,168	494,620
Specialty asset	4	5	32,469	37,300
Data center	-	-	-	-
Total	100	103	8,999,528	$834,269

(1)

The Company assumed mortgages on four of its property acquisitions in 2014. The unpaid principal value of the mortgages assumed at acquisition was $45,607. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

(2)

Includes the 67 properties that comprise the Bank of America Portfolio, which the Company acquired through its acquisition of the remaining 50% equity interest of the Bank of America Portfolio joint venture on June 9, 2014. Prior to the acquisition, the Company accounted for its prior 50% equity interest in the Bank of America Portfolio as a joint venture.

The Company recorded revenues and net loss for the three months ended March 31, 2015 of $3,446 and $472 respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the three months ended March 31, 2014 of $56 and $10, respectively, related to the acquisition during the period.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Property Purchase Price Allocations

The Company is currently analyzing the fair value of the lease and real estate assets of its 27 property investments acquired in 2015 and 26 of its property investments acquired in 2014, and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Three Months ended March 31, 2015	27	$480,080	$122,628	$28,935
Year ended December 31, 2014	26	$283,596	$61,383	$4,185

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company finalized the purchase price allocations for seven and 22 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocation are shown in the table below:

		Preliminary Allocations recorded			Finalized Allocations recorded
Period Purchase Price Allocation Finalized	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Net Income Increase (Decrease)
Three Months ended March 31, 2015	7	$79,552	$22,213	$1,804	$80,628	$20,913	$1,580	$190
Year ended December 31, 2014	22	$248,977	$27,550	$2,236	$237,499	$40,792	$4,000	$(2,561)

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three months ended March 31, 2015 and 2014 as though the acquisitions were completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	2015	2014
Pro forma revenues	$56,019	$51,068
Pro forma net income available to common stockholders (1)	$1,558	$3,958
Pro forma earnings per common share-basic	$0.03	$0.22
Pro forma earnings per common share-diluted	$0.03	$0.21
Pro forma common shares-basic	47,538,668	17,840,101
Pro forma common share-diluted	48,633,920	18,414,671

(1) Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.

Gramercy Europe Asset Management

On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 24,133 shares of the Company’s common stock, valued at $652 as of the date of closing. The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. The Company recognized assets of $902, liabilities of $398, and goodwill of $3,887 related to the acquisition on its Condensed Consolidated Balance Sheet as of December 31, 2014, as well as a $16 realized foreign currency transaction loss related to the acquisition on its Condensed Consolidated Statement of Operations for the year ended December 31, 2014. The Company is currently analyzing the fair value of the assets of the acquisition, and accordingly, the purchase price allocation is preliminary and subject to change.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Bank of America Portfolio

On June 9, 2014, the Company acquired the remaining 50% equity interest in the Bank of America Portfolio joint venture. The Company accounted for the acquisition of the remaining joint venture interest utilizing the acquisition method of accounting for business combinations. The Company valued its share of the joint venture at $106,294 based upon the purchase price of Garrison Investment Group’s 50% equity interest and recognized a gain on remeasurement of a previously held equity investment of $72,345 on the Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2014.

During the three months ended March 31, 2015, the Company finalized the purchase price allocation for the Bank of American Portfolio; and, accordingly, the purchase price allocation is finalized. As a result of the finalized purchase price allocations, the Company increased real estate assets by $123,596,  increased intangible assets by $35,346, and increased intangible liabilities by $158,942. These final allocations resulted in an increase to net income of $2,034 to record adjustments to depreciation and amortization on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.  The final allocation of the purchase price is as follows:

June 9, 2014
Assets acquired:
Real estate assets	$486,976
Cash	4,108
Accounts receivable	9,999
Intangible assets	111,193
Other assets	3,777
Total assets acquired	616,053
Liabilities assumed:
Accrued expenses	1,614
Deferred revenue	5,012
Intangible liabilities	202,783
Other liabilities	7,000
Total liabilities assumed	216,409
Total consideration paid	$399,644

5. Investments in Joint Ventures and Equity Investments

Gramercy European Property Fund

In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which will target single-tenant industrial, office and specialty retail assets throughout Europe. The Company has committed $53,655 (€50,000), representing an interest of approximately 19.8%. As of March 31, 2015 and December 31, 2014, the Company had contributed $602 (€525) to the Gramercy European Property Fund.

Bank of America Portfolio

The Company owned a 50% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50% equity interest from Garrison Investment Group. The portfolio was encumbered with a $200,000 floating rate, interest-only mortgage note maturing in 2014, collateralized by 67 properties, which was paid off at the time of the Company’s acquisition of the remaining 50% interest. During the three months ended March 31, 2014, the joint venture sold three properties for net proceeds of $2,138.

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $41,000 fixed rate mortgage note with an anticipated repayment date in September 2015.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The Condensed Consolidated Balance Sheets for the Company’s joint ventures and equity investments at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Assets:
Real estate assets, net	$46,306	$46,575
Other assets	18,303	15,225
Total assets	$64,609	$61,800
Liabilities and members' equity:
Mortgages payable	$41,000	$41,000
Other liabilities	16,949	16,602
Members' equity	6,660	4,198
Liabilities and members' equity	$64,609	$61,800

The Condensed Consolidated Statements of Operations for the joint ventures and equity investments for the three months ended March 31, 2015 and 2014 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended March 31,
	2015 (1)	2014 (2)
Revenues	$959	$16,892
Operating expenses	541	8,167
Interest	522	2,790
Depreciation	313	4,540
Total expenses	1,376	15,497
Net income (loss) from operations	(417)	1,395
Net gain (loss) on disposals	-	(221)
Provision for taxes	-	-
Net income (loss)	$(417)	$1,174
Company's equity in net income (loss) within continuing operations	$(1)	$628

(1)The results of operations for the three months ended March 31, 2015 include the Gramercy European Property Fund’s results for the period as the equity investment was formed by the Company and several investment partners in December 2014.

(2)The results of operations for the three months ended March 31, 2014 include the Bank of America Portfolio joint venture’s results for the period. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, on June 9, 2014, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

A summary of the activity during the three months ended March 31, 2015 and 2014 related to the Company’s joint ventures and equity investments is as follows:

	As of March 31, 2015				As of December 31, 2014
	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Investment in joint venture or equity investment	$498	$-	$-	$498	$-	$-	$-	$-

	Three Months ended March 31, 2015				Three Months ended March 31, 2014
	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Equity in net income (loss) of joint venture or equity investment	$(104)	$-	$103	$(1)	$-	$525	$103	$628
Contributions to joint venture or equity investment	$602	$-	$-	$602	$-	$-	$-	$-
Distributions from joint venture or equity investment	$-	$-	$103	$103	$-	$3,700	$103	$3,803

6. Debt Obligations

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the three months ended March 31, 2015, the Company assumed $141,033 of non-recourse mortgages in connection with 16 real estate acquisitions. During the year ended December 31, 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions. The following is a summary of the Company’s secured financing arrangements as of March 31, 2015:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	26	$282,415	3.28% to 7.46%	5.44%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,708	1 Month LIBOR + 2.10%	2.26%	December 2020
Total secured financings	27	$298,123
Above market interest		12,767
Balance at March 31, 2015	27	$310,890

(1)The floating interest rate on this mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 10 for further information on hedging and the Company’s derivative instruments.

Secured Credit Facility

The Company’s $150,000 senior secured credit facility, or Secured Credit Facility, effective as of September 2013, was terminated on June 9, 2014. The Secured Credit Facility originally had borrowing capacity of $100,000 until February 2014, when the Company exercised the $50,000 accordion feature, which increased its borrowing capacity to $150,000. The Secured Credit Facility had an initial borrowing rate of LIBOR plus 1.90%.  As of March 31, 2014, there were no borrowings outstanding under the Secured Credit Facility and 20 properties were in the borrowing base.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Unsecured Debt

Unsecured Credit Facility and Term Loan

On June 9, 2014, the Company entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, the Company expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio. The Term Loan has a borrowing rate of one-month LIBOR plus 1.30% and the Unsecured Credit Facility has a borrowing rate of one-month LIBOR plus 1.35%. In connection with the Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge resulting in a combined effective fixed rate of 3.12% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.30%.

The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities at March 31, 2015. As of March 31, 2015, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $235,000 outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019 and will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Company’s election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

The Exchangeable Senior Notes have a current exchange rate of 40.3832 shares of the Company’s common stock per $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of approximately $24.76 per share of the Company’s common stock. The exchange rate is subject to adjustment under certain circumstances.

Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common stock outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance. As such, the value of the Exchangeable Senior Notes’ conversion options was recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within stockholders’ equity and recorded a loss on derivative of $3,415 on the Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages and Exchangeable Senior Notes, in addition to associated interest payments, as of March 31, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
April 1 through December 31, 2015	$-	$4,593	$-	$22,018	$26,611
2016	-	27,833	-	30,317	58,150
2017	-	21,618	-	28,365	49,983
2018	235,000	34,641	-	24,794	294,435
2019	200,000	5,882	115,000	16,440	337,322
Thereafter	-	203,556	-	17,889	221,445
Above market interest	-	-	-	5,985	5,985
Total	$435,000	$298,123	$115,000	$145,808	$993,931

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2015 are as follows:

Operating Leases
April 1 through December 31, 2015	$98,604
2016	134,396
2017	134,074
2018	130,117
2019	122,008
Thereafter	641,540
Total minimum lease rental income	$1,260,739

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

The Company acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of the Company’s directors serves as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, was one of the Company’s directors until September 30, 2014, when he resigned effective immediately as a member of the Company’s board of directors. There was no disagreement between the Company and the director on any matter relating to the Company’s operations, policies or practices.

In June 2014, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $94 and $92 under the lease for the three months ended March 31, 2015 and 2014, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

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

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$10,239	$10,239	$4,293	$4,293
Marketable securities (3)	$-	$-	$165,001	$165,001
Financial liabilities:
Derivative instruments	$5,321	$5,321	$3,189	$3,189
Long term debt
Term Loan (2)	$200,000	$200,173	$200,000	$199,997
Unsecured Credit Facility (2)	$235,000	$235,548	$-	$-
Mortgage notes payable (2)	$310,890	$319,324	$161,642	$165,907
Exchangeable Senior Notes (2)	$108,218	$116,249	$107,836	$116,064

(1) Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2) Long term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(3) Marketable securities represent the Company’s investment in U.S. treasury securities, which are classified in cash and cash equivalents on the Condensed Consolidated Balance Sheet.

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

Mortgage notes payable, Term Loan, Unsecured Credit Facility, and Secured Credit Facility: These instruments are presented in the Condensed Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at March 31, 2015 and December 31, 2014. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since March 31, 2015 and December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

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

At March 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$10,239	$-	$-	$10,239
	$10,239	$-	$-	$10,239

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$5,321	$-	$-	$5,321
	$5,321	$-	$-	$5,321

At December 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$4,293	$-	$-	$4,293
Marketable securities:
U.S. Treasury securities	165,001	165,001	-	-
	$169,294	$165,001	$-	$4,293

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,189	$-	$-	$3,189
	$3,189	$-	$-	$3,189

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

Total losses from derivatives for the three months ended March 31, 2015 and 2014 were $2,132 and $141, respectively, in accumulated other comprehensive income (loss). During the three months ended March 31, 2015 and 2014, the Company entered into no new interest rate swap agreements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Retained CDO Bonds :  Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loan investments, real estate investments, and collateralized mortgage-backed securities. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of March 31, 2015 are:

	At March 31, 2015
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$10,239	Discounted cash flows	Discount rate	20.00%
Interest rate swaps	$5,321	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds
Balance as of December 31, 2014	$4,293
Amortization of discounts or premiums	196
Adjustments to fair value:
Included in other comprehensive income	5,750
Other-than-temporary impairments	-
Balance as of March 31, 2015	$10,239

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2014	$3,189
Adjustments to fair value:
Unrealized loss on derivatives	2,132
Balance as of March 31, 2015	$5,321

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of March 31, 2015 or December 31, 2014.

10. Derivative Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As of March 31, 2015, all of the Company’s derivative instruments are cash flow hedges and changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2015. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark	Notional	Strike	Effective	Expiration	Fair
	Rate	Value	Rate	Date	Date	Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$15,708	4.55%	12/19/13	12/19/20	$(801)
Interest Rate Swap	1 mo. USD-LIBOR-BBA	200,000	1.82%	09/09/14	06/09/19	(4,520)
Total derivatives		$215,708				$(5,321)

The Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2015, derivative instruments were reported at their fair value as a net liability of $5,321. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three months ended March 31, 2015 and 2014. At December 31, 2014, derivative instruments were reported at their fair value as a net liability of $3,189. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,253 will be reclassified from other comprehensive income as an increase in interest expense.

11. Stockholders’ Equity

The Company’s authorized capital stock consists of 430,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 400,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 5,000,000 shares of excess stock, $0.001 par value per share. As of March 31, 2015, 47,417,725 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

In February 2014, the Company’s board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received, in lieu of such fractional shares, cash in an amount determined on the basis of the average closing price of the Company’s common stock on the New York Stock Exchange for the three consecutive trading days ending on March 20, 2015. The reverse stock split applied to all of the Company’s outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage.

In March 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.20 per common share for the first quarter of 2015, which was paid on April 15, 2015 to holders of record as of March 31, 2015.

At-The-Market Equity Offering Program

In September 2014, the Company entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock. During the three months ended March 31, 2015, the Company sold 569,814 shares of its common stock through the ATM Program for $15,934 of net proceeds after related expenses.

Preferred Stock

The Company has 3,500,000 of its 7.125% Series B Preferred Stock, or Series B Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series B Preferred Stock are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series B Preferred Stock at par for cash. In August 2014, the Company received $81,638 in net proceeds after expenses upon issuance. As of March 31, 2015 and December 31, 2014, the Company has no accrued Series B Preferred Stock dividends.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Equity Incentive Plans

As part of the Company’s initial public offering, the Company instituted its 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by the Company’s board of directors.

Through March 31, 2015, 516,248 restricted shares had been issued under the 2004 Equity Incentive Plan, of which 83% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $245 and $248 was recorded for the three months ended March 31, 2015 and 2014, respectively, related to the issuance of restricted shares. Compensation expense of $2,680 will be recorded over the course of the next 35 months representing the remaining weighted average vesting period of equity awards issued under the 2004 Equity Incentive Plan as of March 31, 2015.

In July 2012, the Company adopted a 2012 Inducement Equity Incentive Plan and a 2012 Outperformance Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. The LTIP units granted under the 2012 Plans had a fair value of $5,700 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock. Compensation expense of $488 and $297 was recorded for the three months ended March 31, 2015 and 2014, respectively, for the 2012 Plans. Compensation expense of $4,158 will be recorded over the course of the next 22 months, representing the remaining weighted average vesting period of the LTIP Units as of March 31, 2015.

As of March 31, 2015, there were approximately 153,232 phantom stock units outstanding, of which 149,857 units are vested.

Earnings per Share

The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common stockholders. A participating security is defined as an unvested share-based payment award containing non-forfeitable rights to dividends regardless of whether or not the awards ultimately vest or expire. Net losses are not allocated to participating securities unless the holder has a contractual obligation to share in the losses.

Earnings per share for the three months ended March 31, 2015 and 2014 are computed as follows:

	Three Months Ended March 31,
	2015	2014
Numerator - Income (loss):
Net income (loss) from continuing operations	$24	$(415)
Net loss from discontinued operations	(62)	(86)
Net loss	(38)	(501)
Net loss attributable to noncontrolling interest	42	-
Preferred stock dividends	(1,559)	(1,790)
Net loss available to common stockholders	$(1,555)	$(2,291)
Denominator - Weighted average shares:
Weighted average basic shares outstanding	46,747,557	17,690,990
Effect of dilutive securities:
Unvested share based payment awards	-	-
Options	-	-
Phantom stock units	-	-
OP Units	-	-
Exchangeable Senior Notes	-	-
Diluted Shares	46,747,557	17,690,990

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. The Company only includes the effect of the excess conversion premium in the calculation of diluted earnings per share, as the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares. The weighted average price of the Company’s common stock was above the exchange price of $24.76 and therefore, there is a potential dilutive effect of the excess conversion premium, however due to the Company’s net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared, this effect was excluded from the calculation of diluted earnings per share because it is anti-dilutive.

For the three months ended March 31, 2015, 15,693 share options, 639,280 unvested share based payment awards, 153,232 phantom stock units, 533,385 OP Units, and 544,773 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the three months ended March 31, 2014, 16,286 share options, 569,505 unvested share based payment awards, and 137,890 phantom stock units were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the three months ended March 31, 2015 and 2014, the Company excluded unvested restricted stock awards of 163,203, and 149,111, respectively, from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during these periods.

Accumulated other comprehensive income

Accumulated other comprehensive income as of March 31, 2015 and December 31, 2014 is comprised of the following:

	March 31, 2015	December 31, 2014
Net unrealized gain on debt securities	$5,284	$(466)
Net unrealized loss on derivative instruments	(5,321)	(3,189)
Foreign currency translation adjustments	(266)	(48)
Total accumulated other comprehensive income	$(303)	$(3,703)

12. Noncontrolling Interests

Noncontrolling interests represent the common units of limited partnership interest in the Company’s Operating Partnership, or OP Units, not held by the Company as well as third party equity interests in the Company’s other consolidated subsidiaries. OP Units may be redeemed for one unit of the Company’s common stock. The redemption rights are outside of the Company’s control and thus, the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Condensed Consolidated Financial Statements. Noncontrolling interests in the Company’s other consolidated subsidiaries are shown in the equity section of the Company’s Condensed Consolidated Financial Statements.

Common Units of Limited Partnership Interest in the Operating Partnership

On July 31, 2014, the Company issued 944,601 OP Units in connection with the acquisition of three properties during the period. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of the Company’s common stock, par value $0.001 per share, except that the Company may, at its election, acquire each OP Unit for one share of the Company’s common stock.  The OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the Partnership’s business. The OP Unit holders do not have voting rights; however, they are entitled to share in dividends. On March 20, 2015, the Operating Partnership completed a 1-for-4 reverse stock split of its outstanding OP Units and common stock.

As of March 31, 2015, the OP Unit holders owned 1.02% or 489,198 OP Units. At March 31, 2015, 489,198 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

OP Units are recorded at the greater of cost basis or fair market value based on the closing stock price of the Company’s common stock at the end of the reporting period. As of March 31, 2015 and December 31, 2014, the value of the OP units was $13,732 and $16,129, respectively. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding shares of common stock and OP Units. The Company recognizes changes in fair value in the OP Units through retained earnings, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2015:

Noncontrolling Interest
Balance as of December 31, 2014	$16,129
Issuance of noncontrolling interests in the operating partnership	-
Redemption noncontrolling interests in the operating partnership	(2,631)
Net loss attribution	(18)
Fair value adjustments	350
Dividends	(98)
Balance as of March 31, 2015	$13,732

Interests in Other Operating Partnerships

 In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.

As of March 31, 2015 and December 31, 2014, the value of the Company’s interest in European Fund Manager was $147 and $0, respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Financial Statements.

13. Commitments and Contingencies

Office Leases

The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 521 Fifth Avenue, 30th Floor, New York, New York, and the Company’s three regional offices located at 550 Blair Mill Road, Horsham, Pennsylvania, 130 South Bemiston Ave, Clayton, Missouri, and 15 Bedford Street, London WC2E 9HE, United Kingdom.

Capital and Operating Ground Leases

Certain properties acquired are subject to ground leases, which are accounted for as operating and capital leases. The ground leases have varying ending dates, renewal options, and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	Ground Leases - Operating	Ground Leases - Capital	Total
April 1 through December 31, 2015	$1,116	$-	$1,116
2016	1,474	-	1,474
2017	1,473	-	1,473
2018	1,473	-	1,473
2019	1,388	-	1,388
Thereafter	43,900	329	44,229
Total minimum rent expense	$50,824	$329	$51,153

The Company incurred rent expense on ground leases of $384 and $0 during the three months ended March 31, 2015 and 2014, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

Legal Proceedings

As previously disclosed, following the Company’s sale in December 2010 of its 45% joint venture interest in the leased fee of the property located at 2 Herald Square, New York, New York, the New York City Department of Finance, or the NYC DOF, issued a notice of determination assessing approximately $2,924 of real property transfer tax, plus interest , the NYC DOF Transfer Tax Assessment, and the New York State Department of Taxation, or the NYS DOT, issued a notice of determination assessing approximately $446 of real property transfer tax, plus interest, the NYS DOT Transfer Tax Assessment, against the Company in connection with the transaction. The Company timely appealed both assessments.

There was $4,454 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $4,626 accrued as of March 31, 2015 and $68 and $67 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2015 and 2014, respectively.

In April 2015, the New York City Tax Appeal Tribunal rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. The Company intends to appeal the adverse decision of the New York City Tax Appeal Tribunal.

No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which the Company anticipates will be set for trial in late 2015 or early 2016.

In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of March 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

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

For the three months ended March 31, 2015 and 2014, the Company recorded $1,114 and $369 of income tax expense all within continuing operations. Tax expense for the three months ended March 31, 2015 and 2014 is comprised of federal, state, local, and foreign taxes primarily attributable to Gramercy Asset Management.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

15. Segment Reporting

As of March 31, 2015, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.

The Investments/Corporate segment includes all of the Company’s activities related to net lease investments in markets across the United States and Europe. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company.

The Asset Management segment includes substantially all of the Company’s activities related to asset and property management services throughout the United States and Europe. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third parties throughout the United States and Europe.

The Company’s reportable operating segments are summarized as follows:

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended March 31, 2015
Total revenues	$8,179	$39,756	$47,935
Equity in net loss from unconsolidated joint ventures and equity investments	-	(1)	(1)
Total operating and interest expense (1)	(6,673)	(41,237)	(47,910)
Net income (loss) from continuing operations (2)	$1,506	$(1,482)	$24

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended March 31, 2014
Total revenues	$6,965	$8,619	$15,584
Equity in net loss from unconsolidated joint ventures and equity investments	-	628	628
Total operating and interest expense (1)	(6,462)	(10,165)	(16,627)
Net income (loss) from continuing operations (2)	$503	$(918)	$(415)

	Asset	Investments /	Total
	Management	Corporate	Company
Total Assets:
March 31, 2015	$12,454	$2,070,234	$2,082,688
December 31, 2014	$8,140	$1,491,860	$1,500,000

(1) Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $18,698 and $3,385 and provision for taxes of $1,114 and $369 for the three months ended March 31, 2015 and 2014, respectively, are included in the amounts presented above.

(2) Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

March 31, 2015

16. Subsequent Events

Subsequent to March 31, 2015, the Company closed on the acquisition of an industrial property, which comprises 478,053 square feet and was acquired for a purchase price of approximately $24,100. The property is 100% leased with a lease term ending July 31, 2021.

In April 2015, the Company completed an underwritten public offering of 9,775,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 1,275,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $27.75 per share and the net proceeds from the offering were approximately $259,333, after expenses.

In April 2015, the Company borrowed an additional $25,000 on its Unsecured Credit Facility and then paid down $225,000 on its Unsecured Credit Facility. As a result, the outstanding balance of the Unsecured Credit Facility was reduced to $35,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Currency amounts in thousands, except for Overview section, share and per share data)

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

Gramercy earns revenues primarily through three sources, including (i) rental revenues on properties that we own directly or in joint ventures in the United States, (ii) asset management revenues on properties owned by third parties in both the United States and Europe and (iii) pro-rata rental revenues on our equity investment in Gramercy Property Europe plc, or the Gramercy European Property Fund.

In February 2015, our board of directors approved a 1-for-4 reverse stock split of our common stock and outstanding operating partnership units, or OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015. No fractional shares were issued in connection with the reverse stock split. Instead, each stockholder holding fractional shares received, in lieu of such fractional shares, cash in an amount determined on the basis of the average closing price of our common stock on the New York Stock Exchange for the three consecutive trading days ending on March 20, 2015. The reverse stock split applied to all of our outstanding shares of common stock and therefore did not affect any stockholder’s relative ownership percentage.

During the three months ended March 31, 2015, we acquired 27 properties aggregating 4.5 million square feet for a total purchase price of approximately $570 million. As of that date, our asset management business, which operates under the name Gramercy Asset Management, managed approximately $900 million of commercial properties for third parties located throughout the United States and Europe.

As of March 31, 2015, our wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	65	12,526,760	100.0%
Office/Banking Centers	84	5,011,478	98.1%
Specialty Assets	7	288,207	100.0%
Data Centers	2	227,953	100.0%
Total	158	18,054,398	99.6%

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

Property Investment

Property acquisitions during the three months ended March 31, 2015 are summarized in the table below:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price (2)
Industrial (1)	16	20	3,006,256	$233,048
Office/banking center (1)	9	11	1,293,601	269,010
Specialty asset	-	-	-	-
Data center (1)	2	2	227,953	67,948
Total	27	33	4,527,810	$570,006

(1)

We assumed mortgages on 16 of our property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $141 million. Refer to Note 6 for more information on our debt obligations related to acquisitions.

(2)	Purchase price amounts in thousands.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of March 31, 2015, this business, which operates under the name Gramercy Asset Management, managed approximately $900 million of commercial properties located throughout the United States and Europe. We manage properties for companies including KBS, Oak Tree Capital Management, L.P., and the Gramercy European Property Fund.

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

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31,  2014

Revenues

	2015	2014	Change
Rental revenue	$31,190	$7,494	$23,696
Management fees	8,186	6,965	1,221
Operating expense reimbursements	8,138	681	7,457
Investment income	238	376	(138)
Other income	183	68	115
Total revenue	$47,935	$15,584	$32,351
Equity in net income (loss) of joint ventures and equity investments	$(1)	$628	$(629)

The increase of $23,696 in rental revenue is due to our wholly-owned property portfolio of 158 properties as of March 31, 2015 compared to 32 properties as of March 31, 2014.

The increase of $1,221 in management fees is primarily attributable to the increase of $2,399 in incentive fees recognized for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 as well as the increase of $197 in fees from Gramercy Europe Asset Management for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increases are largely offset by the decrease in the management fees of $1,572 earned from our contract with the Bank of America Portfolio joint venture for the three months March 31, 2015 compared to the three months March 31, 2014 as the fees were eliminated upon our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

The increase of $7,457 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 158 properties as of March 31, 2015 compared to 32 properties as of March 31, 2014.

The decrease of $138 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which decreased the amount of investment income that was accreted.

For the three months March 31, 2015, other income is primarily comprised of $196 in interest earned on outstanding servicing advances and realized foreign currency exchange gain (loss). For the three months March 31, 2014, other income is primarily comprised of $66 in interest earned on outstanding servicing advances and cash balances held by us.

The equity in net income (loss) of joint ventures and equity investments of ($1) and $628 for the three months March 31, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments. For the three months ended March 31, 2015, our interests in the Philips joint venture and the Gramercy European Property Fund equity investment are included. For the three months ended March 31, 2014, the amount includes our interests in the Philips joint venture and the Bank of America Portfolio joint venture, which we fully acquired on June 9, 2014 through acquisition of the remaining 50% equity interest.

Expenses

	2015	2014	Change
Property management expenses	$5,166	$5,244	$(78)
Property operating expenses	8,383	822	7,561
Depreciation and amortization	18,698	3,385	15,313
Interest expense	6,270	2,345	3,925
Gain on derivative instruments	-	(115)	115
Management, general and administrative	4,773	4,342	431
Acquisition expenses	3,506	235	3,271
Provision for taxes	1,114	369	745
Total expenses	$47,910	$16,627	$31,283

Property management expenses are comprised of costs related to our asset and property management business. The decrease of $78 in property management expenses is primarily related to reduction in costs related to our management fee contracts and the reduction in property management expenses related to our Bank of America Portfolio joint venture as certain fees were eliminated upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $7,561 is attributable to our wholly-owned property portfolio of 158 properties as of March 31, 2015 compared to 32 properties as of March 31, 2014.

The increase of $15,313 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 158 properties as of March 31, 2015 compared to 32 properties as of March 31, 2014.

The increase of $3,925 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.

During the three months ended March 31, 2014, we recorded a gain on derivative instruments of $115, which was attributable to the $115 gain on the expiration of the CVR Agreements.

The increase of $431 in management, general, and administrative expense is primarily related to increased professional fees and increased stock compensation expense.

The increase of $3,271 in acquisition expenses is primarily attributable to the acquisition of 27 properties in the three months ended March 31, 2015 compared to the acquisition of one property in the three months ended March 31, 2014.

The provision for taxes was $1,114 and $369 for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily attributable to the increase in incentive fees recognized.

Liquidity and Capital Resources

We currently expect that our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions required to maintain our REIT qualification, debt service and additional acquisitions, consist of: (i) cash flow from operations; (ii) proceeds from our common equity and debt offerings; (iii) borrowings under our Term Loan and Unsecured Credit Facility; and, (vi) proceeds from additional common or preferred equity offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.

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

Cash Flows

Net cash provided by operating activities increased $16,575 to $18,443 for the three months ended March 31, 2015 compared to $1,868 for the same period in 2014. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the three months ended March 31, 2015 was $430,576 compared to net cash used by investing activities of $9,943 during the same period in 2014. The increase in cash flow used by investing activities in 2015 is primarily attributable to the acquisition of 27 properties during the three months ended March 31, 2015, net of any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the three months ended March 31, 2015 was $235,764 as compared to net cash provided by financing activities of $26,630 during the same period in 2014. The change is primarily attributable to the net proceeds from our equity raises, the net proceeds from our issuance of Exchangeable Senior Notes, and the funds provided from our Term Loan and Unsecured Credit Facility, net of our payment of dividends and our repayment of the outstanding balance on our Secured Credit Facility.

Capitalization

As of March 31, 2015, our authorized capital stock consists of 430,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 400,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 5,000,000 shares of excess stock, $0.001 par value per share. As of March 31, 2015,  47,417,725 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

On March 20, 2015 at 5:00 p.m. Eastern time, we effectuated a reverse stock split of our common stock and the outstanding units of GPT Property Trust LP at a ratio of 1-for-4.

Market Capitalization

At March 31, 2015, our consolidated market capitalization is $2,272,624 based on a common stock price of $28.07 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2015. Market capitalization includes consolidated debt and common and preferred stock.

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the three months ended March 31, 2015, we assumed $141,033 of non-recourse mortgages in connection with 16 real estate acquisitions. During the year ended December 31, 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.

Unsecured Debt

Unsecured Credit Facility and Term Loan

On June 2014, we entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, we expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

As of March 31, 2015, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $235,000 outstanding under the Unsecured Credit Facility.

Contractual Obligations

Combined aggregate principal maturities of our mortgage notes, Term Loan, Unsecured Credit Facility, and Exchangeable Senior Notes, in addition to associated interest payments, as of March 31, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
April 1 through December 31, 2015	$-	$4,593	$-	$22,018	$26,611
2016	-	27,833	-	30,317	58,150
2017	-	21,618	-	28,365	49,983
2018	235,000	34,641	-	24,794	294,435
2019	200,000	5,882	115,000	16,440	337,322
Thereafter	-	203,556	-	17,889	221,445
Above market interest	-	-	-	5,985	5,985
Total	$435,000	$298,123	$115,000	$145,808	$993,931

Leasing Agreements

Our properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2015 are as follows:

Operating Leases
April 1 through December 31, 2015	$98,604
2016	134,396
2017	134,074
2018	130,117
2019	122,008
Thereafter	641,540
Total minimum lease rental income	$1,260,739

Contingencies

As previously disclosed, following our sale in December 2010 of our 45% joint venture interest in the leased fee of the property located at 2 Herald Square, New York, New York, the New York City Department of Finance, or the NYC DOF, issued a notice of determination assessing approximately $2,924 of real property transfer tax, plus interest , the NYC DOF Transfer Tax Assessment, and the New York State Department of Taxation, or the NYS DOT, issued a notice of determination assessing approximately $446 of real property transfer tax, plus interest, the NYS DOT Transfer Tax Assessment, against us in connection with the transaction. We timely appealed both assessments.

There was $4,454 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $4,626 accrued as of March 31, 2015 and $68 and $67 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2015 and 2014, respectively.

In April 2015, the New York City Tax Appeal Tribunal rendered an opinion denying our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we are liable for the NYC DOF Transfer Tax Assessment. We intend to appeal the adverse decision of the New York City Tax Appeal Tribunal.

No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which we anticipate will be set for trial in late 2015 or early 2016.

In April 2015, to stop the accrual of additional interest while our appeals are pending, we paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment.

In connection with our property acquisitions, we have determined that there is a risk we will have to pay future amounts to tenants related to open operating expense reimbursement audits. We have estimated a range of loss and determined that our best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of March 31, 2015.  We have determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimate this range to be $7,000 to $12,000.

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Our joint venture arrangement and equity investments are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of the joint venture. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying Condensed Consolidated Financial Statements.

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

A summary of dividends paid is as follows:

Quarter Ended	Common(1)	Preferred
March 31, 2014	$-	$37,878
June 30, 2014	$2,477	$1,790
September 30, 2014	$4,094	$1,791
December 31, 2014	$4,221	$2,355
March 31, 2015	$9,354	$1,559

(1)Common dividends declared for a quarter are accrued for during the quarter and then paid to common stockholders of record as of the end of the quarter during the month following the quarter-end.

Transactions with Director Related Entities and Related Parties

We acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our directors serves as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.

Our CEO, Gordon F. DuGan, is on the board of directors and has capital commitments to the Gramercy European Property Fund, in which we have an equity investment of $498 and outstanding capital commitments of $53,092 (€49,475) as of March 31, 2015.

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

FFO for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Net loss available to common stockholders	$(1,555)	$(2,291)
Add:
Depreciation and amortization	18,698	3,385
FFO adjustments for joint ventures and equity investments	78	2,291
Net loss attributed to noncontrolling interest	(42)	-
Net loss for discontinued operations	62	86
Less:
Non real estate depreciation and amortization	(216)	(156)
Funds from operations	$17,025	$3,315
Funds from operations per share - basic	$0.36	$0.19
Funds from operations per share - diluted	$0.35	$0.18

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding - EPS	46,747,557	17,690,990
Weighted average non-vested share based payment awards	257,726	149,111
Weighted average partnership units held by noncontrolling interest	533,385	-
Weighted average common shares and units outstanding	47,538,668	17,840,101

Diluted weighted average common shares and common share equivalents outstanding - EPS (1)	46,747,557	17,690,990
Weighted average partnership units held by noncontrolling interest	533,385	-
Weighted average non-vested share based payment awards	639,280	569,505
Weighted average stock options	15,693	16,286
Phantom shares	153,232	137,890
Dilutive effect of Exchangeable Senior Notes	544,773	-
Diluted weighted average common shares and units outstanding	48,633,920	18,414,671

(1)  For the three months ended March 31, 2015 and 2014, the diluted weighted average share calculation, which is the denominator in diluted earnings per share, excludes the weighted average partnership units, non-vested share based payment awards, stock options, phantom shares, and the dilutive effect of the Exchangeable Senior Notes because they would have been anti-dilutive during this period.

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

•	early termination of management agreements;

•	economic conditions generally and in the commercial finance and real estate markets and the banking industry specifically;

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

•

other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, including Part II, Item 1A of our Quarterly Reports on Form 10-Q.

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

Please refer to Note 2 in the accompanying footnotes to our financial statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Unsecured Credit Facility has an outstanding balance of $235,000 at March 31, 2015. The Term Loan and mortgage note payable have an outstanding balance of $215,708 at March 31, 2015, however these debt obligations are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to Unsecured Credit Facility:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(594)
+200 bps	$(1,188)
+300 bps	$(1,782)

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

Foreign Currency Exchange Rate Risk

We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe by financing our investments in the local currency denominations. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2015, we recognized a realized foreign currency transaction loss of $6 and no unrealized foreign currency transaction gain or loss. Foreign currency transaction gains and losses are included in Other Income in the Condensed Consolidated Statement of Operations.

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

As previously disclosed, following the Company’s sale in December 2010 of its 45% joint venture interest in the leased fee of the property located at 2 Herald Square, New York, New York, the New York City Department of Finance, or the NYC DOF, issued a notice of determination assessing approximately $2,924 of real property transfer tax, plus interest , the NYC DOF Transfer Tax Assessment, and the New York State Department of Taxation, or the NYS DOT, issued a notice of determination assessing approximately $446 of real property transfer tax, plus interest, the NYS DOT Transfer Tax Assessment, against the Company in connection with the transaction. The Company timely appealed both assessments.

There was $4,454 accrued and recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $4,626 accrued as of March 31, 2015 and $68 and $67 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2015 and 2014, respectively.

In April 2015, the New York City Tax Appeal Tribunal rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. The Company intends to appeal the adverse decision of the New York City Tax Appeal Tribunal.

No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which the Company anticipates will be set for trial in late 2015 or early 2016.

In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-114673), filed with the SEC on July 26, 2004.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.
3.3

Articles Supplementary designating the 8.125% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.001 per share, dated April 18, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 18, 2007.

3.4

Articles Supplementary designating the Class B-1 non-voting common stock, par value $0.001 per share, and Class B-2 non-voting common stock, par value $0.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2014.

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

3.12

Articles of Amendment to the Articles of Incorporation of the Company, converting every four issued and outstanding shares of Common Stock, par value $0.001 per share, into one issued and outstanding share of Common Stock, par value $0.004 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.

3.13

Articles of Amendment to the Articles of Incorporation of the Company, decreasing the par value of every share of Common Stock from $0.004 per share to $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2015.

4.1	Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, filed herewith.
4.2

Form of stock certificate evidencing the 7.125% Series B Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.

10.1

Amendment No. 1 to the Revolving Credit and Term Loan Agreement, dated as of January 22, 2015, among the Operating Partnership, the Company and certain of its subsidiaries, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2015

10.2

Gramercy Property Trust Inc. Directors’ Deferral Program, amended and restated effective as of January 1, 2015, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.

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

GRAMERCY PROPERTY TRUST INC.

Dated: May 7, 2015	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)