Form 10-Q
period 2015-06-30
Gramercy Property Trust Inc.
filed 2015-08-05
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 57,495,568 as of July 31, 2015.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	June 30,	December 31,
	2015	2014
Assets:
Real estate investments, at cost:
Land	$418,161	$239,503
Building and improvements	1,600,471	828,117
Less: accumulated depreciation	(51,773)	(27,598)
Total real estate investments, net	1,966,859	1,040,022
Cash and cash equivalents	43,595	200,069
Restricted cash	8,502	1,244
Joint ventures and equity investments	2,552	-
Assets held for sale, net	18,011	-
Servicing advances receivable	1,505	1,485
Retained CDO bonds	10,705	4,293
Tenant and other receivables, net	22,206	15,398
Acquired lease assets, net of accumulated amortization of $34,561 and $15,168	328,719	200,231
Deferred costs, net of accumulated amortization of $3,369 and $1,908	13,016	10,355
Goodwill	3,805	3,840
Other assets	18,351	23,063
Total assets	$2,437,826	$1,500,000

Liabilities and Equity:
Liabilities:
Exchangeable senior notes, net	$108,605	$107,836
Senior unsecured term loan	200,000	200,000
Unsecured credit facility	350,000	-
Mortgage notes payable	308,543	161,642
Total long term debt	967,148	469,478
Accounts payable and accrued expenses	17,056	18,806
Dividends payable	12,924	9,579
Accrued interest payable	3,414	2,357
Deferred revenue	16,036	11,592
Below-market lease liabilities, net of accumulated amortization of $11,662 and $3,961	227,755	53,826
Derivative instruments, at fair value	3,853	3,189
Other liabilities	7,581	8,263
Total liabilities	1,255,767	577,090
Commitments and contingencies	-	-
Noncontrolling interest in the Operating Partnership	11,277	16,129

Equity:
Common stock, par value $0.001, 200,000,000 and 220,000,000 shares authorized, and 57,396,418 and 46,736,392 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	57	47
Series B cumulative redeemable preferred stock, par value $0.001, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014.	84,394	84,394
Additional paid-in-capital	2,053,265	1,768,977
Accumulated other comprehensive income (loss)	1,445	(3,703)
Accumulated deficit	(968,516)	(942,934)
Total stockholders’ equity	1,170,645	906,781
Noncontrolling interest in other partnerships	137	-
Total equity	1,170,782	906,781
Total liabilities and equity	$2,437,826	$1,500,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$39,565	$10,276	$70,755	$17,770
Management fees	4,232	7,054	12,418	14,019
Operating expense reimbursements	9,738	2,697	17,876	3,378
Investment income	525	525	763	901
Other income	87	76	270	144
Total revenues	54,147	20,628	102,082	36,212
Expenses
Property operating expenses:
Property management expenses	4,611	4,981	9,777	10,225
Property operating expenses	9,572	2,858	17,955	3,680
Total property operating expenses	14,183	7,839	27,732	13,905
Depreciation and amortization	24,716	6,760	43,414	10,145
Interest expense	7,728	3,791	13,998	6,136
Realized loss on derivative instruments	-	3,415	-	3,300
Management, general and administrative	4,778	4,497	9,551	8,839
Acquisition and merger-related expenses	3,455	1,688	6,961	1,923
Total expenses	54,860	27,990	101,656	44,248
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, and provision for taxes	(713)	(7,362)	426	(8,036)
Equity in net income of joint ventures and equity investments	123	1,125	122	1,753
Net gains on disposals	201	-	201	-
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, provision for taxes, and discontinued operations	(389)	(6,237)	749	(6,283)
Gain on remeasurement of previously held joint venture	-	72,345	-	72,345
Loss on extinguishment of debt	-	(1,925)	-	(1,925)
Provision for taxes	(17)	(437)	(1,131)	(806)
Income (loss) from continuing operations	(406)	63,746	(382)	63,331
Income (loss) from discontinued operations	120	(395)	58	(481)
Net income (loss)	(286)	63,351	(324)	62,850
Net loss attributable to noncontrolling interest	21	-	63	-
Net income (loss) attributable to Gramercy Property Trust Inc.	(265)	63,351	(261)	62,850
Preferred stock dividends	(1,558)	(1,791)	(3,117)	(3,581)
Net income (loss) available to common stockholders	$(1,823)	$61,560	$(3,378)	$59,269
Basic earnings per share: (1)
Net income (loss) from continuing operations, after preferred dividends	$(0.03)	$2.67	$(0.07)	$2.91
Net income (loss) from discontinued operations	-	(0.02)	-	(0.02)
Net income (loss) available to common stockholders	$(0.03)	$2.65	$(0.07)	$2.89
Diluted earnings per share: (1)
Net income (loss) from continuing operations, after preferred dividends	$(0.03)	$2.61	$(0.07)	$2.83
Net income (loss) from discontinued operations	-	(0.02)	-	(0.02)
Net income (loss) available to common stockholders	$(0.03)	$2.59	$(0.07)	$2.81
Basic weighted average common shares outstanding (1)	55,612,741	23,188,500	51,204,638	20,529,075
Diluted weighted average common shares and common share equivalents outstanding (1)	55,612,741	23,771,868	51,204,638	21,112,594

(1) Adjusted for the 1-for-4 reverse stock split completed on March 20, 2015. Refer to Note 11, “Stockholders’ Equity,” for further information related to the reverse stock split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,823)	$61,560	$(3,378)	$59,269
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain on available for sale debt securities	11	107	5,761	441
Unrealized loss on derivative instruments	1,468	(2,062)	(664)	(2,203)
Foreign currency translation adjustments	269	-	51	-
Other comprehensive income (loss)	1,748	(1,955)	5,148	(1,762)
Comprehensive income (loss)	(75)	59,605	1,770	57,507
Net loss attributable to noncontrolling interest	21	-	63	-
Other comprehensive income attributable to noncontrolling interest	15	-	53	-
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$(39)	$59,605	$1,886	$57,507

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Equity

(Unaudited, dollar amounts in thousands)

	Gramercy Property Trust Inc. Stockholders
					Accumulated	Retained	Total
			Series B	Additional	Other	Earnings /	Gramercy
	Common Stock		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	Noncontrolling
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2014	46,736,392	$47	$84,394	$1,768,977	$(3,703)	$(942,934)	$906,781	$-	$906,781
Net loss	-	-	-	-	-	(261)	(261)	(29)	(290)
Change in net unrealized loss on derivative instruments	-	-	-	-	(664)	-	(664)	-	(664)
Change in net unrealized gain on debt securities	-	-	-	-	5,761	-	5,761	-	5,761
Offering costs	-	-	-	(12,124)	-	-	(12,124)	-	(12,124)
Issuance of stock	10,544,034	10	-	289,900	-	-	289,910	-	289,910
Issuance of stock - stock purchase plan	1,485	-	-	32	-	-	32	-	32
Stock based compensation - fair value	-	-	-	1,863	-	-	1,863	-	1,863
Conversion of OP Units to common stock	114,507	-	-	3,127	-	-	3,127	-	3,127
Reallocation of noncontrolling interest in the operating partnership	-	-	-	1,490	-	-	1,490	-	1,490
Dividends on preferred stock - Series B	-	-	-	-	-	(3,117)	(3,117)	-	(3,117)
Dividends on common stock	-	-	-	-	-	(22,204)	(22,204)	-	(22,204)
Contributions to consolidated equity investment	-	-	-	-	-	-	-	171	171
Foreign currency translation adjustments	-	-	-	-	51	-	51	(5)	46
Balance at June 30, 2015	57,396,418	$57	$84,394	$2,053,265	$1,445	$(968,516)	$1,170,645	$137	$1,170,782

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income (loss)	$(324)	$62,850
Adjustments to net cash provided by operating activities:
Depreciation and amortization	43,414	10,145
Amortization of acquired leases to rental revenue and expense	(6,067)	(66)
Amortization of deferred costs	1,352	1,073
Amortization of discounts and other fees	(1,136)	(428)
Payment of capitalized tenant leasing costs	(838)	(26)
Amortization of lease inducement costs	96	-
Straight-line rent adjustment	(5,484)	(1,704)
Realized loss on derivative instruments	-	3,300
Distributions received from joint ventures and equity investments	206	3,165
Equity in net income of joint ventures and equity investments	(122)	(1,753)
Net gain on disposal of properties	(201)	-
Gain from remeasurement of previously held joint ventures	-	(72,345)
Loss on extinguishment of debt	-	1,925
Amortization of stock-based compensation	1,683	1,247
Changes in operating assets and liabilities:
Restricted cash	(963)	(77)
Tenant and other receivables	(579)	(4,824)
Accrued interest	(20)	(134)
Other assets	4,334	(719)
Accounts payable, accrued expenses and other liabilities	(1,920)	3,162
Deferred revenue	4,142	11,362
Net cash provided by operating activities	37,573	16,153
Investing Activities:
Capital expenditures	(1,769)	(12,933)
Distributions received from joint venture property sales	-	3,841
Contributions to joint ventures and equity investments	(2,192)	-
Acquisition of real estate, net	(787,227)	(190,938)
Return of restricted cash held in escrow for 1031 exchange	3,338	-
Restricted cash for tenant improvements	(6,270)	(44)
Proceeds from repayments of servicing advances receivable	-	10
Net cash used for investing activities	(794,120)	(200,064)
Financing Activities:
Proceeds from sale of common stock	289,910	229,080
Proceeds from unsecured credit facility	575,000	200,000
Repayment of unsecured credit facility	(225,000)	-
Proceeds from secured credit facility	-	23,000
Repayment of secured credit facility	-	(68,000)
Repayment of mortgage notes payable	(2,471)	(198,627)
Proceeds from issuance of exchangeable senior notes	-	115,000
Offering costs	(12,124)	(11,421)
Payment of deferred financing costs	(3,274)	(7,573)
Preferred stock dividends paid	(3,117)	(39,668)
Common stock dividends paid	(18,845)	(2,477)
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	32	-
Contributions from noncontrolling interests in other partnerships	169	-
Distribution to noncontrolling interest holders	(215)	-
Change in restricted cash from financing activities	(25)	-
Net cash provided by financing activities	600,040	239,314
Net increase (decrease) in cash and cash equivalents	(156,507)	55,403
Increase in cash and cash equivalents related to foreign currency translation	33	-
Cash and cash equivalents at beginning of period	200,069	43,333
Cash and cash equivalents at end of period	$43,595	$98,736
Non-cash activity:
Consolidation of real estate investments - joint venture interest	-	106,294
Debt assumed in acquisition of real estate	$141,033	$2,657
Redemption of units of noncontrolling interest in the operating partnership for common stock	$(3,127)	$-
Supplemental cash flow disclosures:
Interest paid	$11,820	$2,895
Income taxes paid	$1,065	$1,548
Proceeds from 1031 exchange transactions	$8,619	$-
Use of funds from 1031 exchanges for acquisitions of real estate	$(5,050)	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

1. Business and Organization

Gramercy Property Trust Inc., or the Company, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial and office properties. The Company focuses on income-producing properties leased to high quality tenants in major markets in the United States and Europe. Gramercy is organized as a Real Estate Investment Trust, or REIT.

The Company earns revenues primarily through three sources, including (i) rental revenues on properties that it owns directly or in joint ventures in the United States, (ii) asset management revenues on properties owned by third parties in both the United States and Europe, and (iii) pro-rata rental revenues on its equity investment in Gramercy Property Europe plc, or the Gramercy European Property Fund.

On July 1, 2015, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chambers Street Properties, or Chambers Street, and Columbus Merger Sub, LLC, an indirect wholly owned subsidiary of Chambers Street. Refer to Note 16 for further information on the proposed merger transaction, or the Merger.

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

During the three months ended June 30, 2015, the Company acquired 16 properties aggregating approximately 2.3 million square feet for a total purchase price of approximately $368,586. During the six months ended June 30, 2015, the Company acquired 43 properties aggregating approximately 6.8 million square feet for a total purchase price of approximately $938,592.

As of June 30, 2015, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	64	13,088,869	100.0%
Office/Banking Centers	81	4,925,612	98.5%
Specialty Industrial	14	676,472	100.0%
Specialty Retail	10	1,330,544	100.0%
Data Centers	2	227,953	100.0%
Total	171	20,249,450	99.6%

Tenants include Bank of America, N.A, Healthy Way of Life II, LLC (d.b.a Life Time Fitness), Nokia Networks, Kar Auction Services, CEVA Freight, LLC, and others. As of June 30, 2015, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $800,000 of commercial real estate assets for third parties.

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its stockholders. The Company has in the past established, and may in the future establish, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions, subject to the restrictions in the Merger Agreement. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.

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

June 30, 2015

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries that are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses.

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

The Company assesses the fair value of the leases at acquisition based upon estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental revenue over the renewal period. Additionally, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase at the time of acquisition.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The Company also reviews the recoverability of a property’s carrying value when circumstances indicate there may be a possible impairment. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges and takes into account factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines it will be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded in the Condensed Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. The Company recorded impairment charges of $149 during the three and six months ended June 30, 2015 on one property that were sold during the period and no impairment charges during the three and six months ended June 30, 2014.

Joint Ventures and Equity Investments

The Company accounts for its investments in joint ventures and equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In a joint venture, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investment. The investment is recorded initially at cost as an investment in joint venture or equity investment, and subsequently is adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investment on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture or equity investment debt is recourse to the Company. As of June 30, 2015 and December 31, 2014, the Company had equity investments of $2,552 and $0 in unconsolidated joint ventures and equity investments, respectively.

On June 9, 2014, the Company acquired from its joint venture partner the remaining 50% equity interest in its 67 property portfolio leased primarily to Bank of America, N.A., or the Bank of America Portfolio, and as of the acquisition date, the Company has consolidated the Bank of America Portfolio.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company had restricted cash of $8,502 and $1,244 at June 30, 2015 and December 31, 2014, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Variable Interest Entities

The Company had one consolidated VIE as of June 30, 2015 and December 31, 2014. The Company had four unconsolidated VIEs as of June 30, 2015 and December 31, 2014. The following is a summary of the Company’s involvement with VIEs as of June 30, 2015:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Consolidated VIEs
European Fund Manager	$333	$58	$333	$58
Unconsolidated VIEs
European Fund Carry Co.	$-	$-	$11	$12
Retained CDO Bonds	$10,705	$-	$1,489,123	$1,373,877

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The following is a summary of the Company’s involvement with VIEs as of December 31, 2014:

	Company carrying	Company carrying	Face value of	Face value of liabilities
	value-assets	value-liabilities	assets held by the VIEs	issued by the VIEs
Assets
Consolidated VIEs
European Fund Manager	$-	$-	$-	$-
Unconsolidated VIEs
European Fund Carry Co.	$-	$-	$-	$-
Retained CDO Bonds	$4,293	$-	$1,691,854	$1,547,693

Consolidated VIEs

Gramercy Europe Asset Management (European Fund Manager)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter the European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As the Company controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is that entity’s primary beneficiary and has consolidated the VIE.

European Fund Manager is expected to generate net cash inflows for the Company in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.

Unconsolidated VIEs

Gramercy Europe Asset Management (European Fund Carry Co.)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter the European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.

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

Assets Held For Sale

As of June 30, 2015 and December 31, 2014, the Company had one and zero assets classified as held for sale. The net asset value of the asset held for sale as of June 30, 2015 was $18,011. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded.

Tenant and Other Receivables

Tenant and other receivables are derived from management fees, rental revenue and tenant reimbursements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2015 and December 31, 2014 were $55 and $188, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

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

The Company recorded $10,142 and $18,139 of amortization of intangible assets as part of depreciation and amortization for the three and six months ended June 30, 2015, respectively. The Company recorded $2,411 and $3,168 of amortization of intangible assets as part of depreciation and amortization for the three and six months ended June 30, 2014, respectively.

The Company recorded $2,105 and $6,050 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three and six months ended June 30, 2015, respectively. The Company recorded $212 and $70 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three and six months ended June 30, 2014, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The Company recorded $0 and ($40) of amortization of ground rent intangible assets and liabilities as part of other property operating expenses for the three and six months ended June 30, 2015, respectively. The Company recorded $4 and $4 of amortization of ground rent intangible assets and liabilities as part of other property operating expenses for the three and six months ended June 30, 2014, respectively.

Intangible assets and acquired lease obligations consist of the following:

	June 30, 2015	December 31, 2014
Intangible assets:
In-place leases, net of accumulated amortization of $31,436 and $13,581	$306,651	$181,426
Above-market leases, net of accumulated amortization of $3,397 and $1,520	26,882	14,380
Below-market ground rent, net of accumulated amortization of $100 and $67	3,454	4,425
Amounts related to assets held for sale, net of accumulated amortization of $372 and $0	(8,268)	-
Total intangible assets	$328,719	$200,231
Intangible liabilities:
Below-market leases, net of accumulated amortization of $11,560 and $3,932	$(224,186)	$51,853
Above-market ground rent, net of accumulated amortization of $102 and $29	(3,569)	1,973
Total intangible liabilities	$(227,755)	$53,826

The following table provides the weighted-average amortization period as of June 30, 2015 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-
	Average	July 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
In-place leases
Total to be included in depreciation and amortization expense	10.2	$22,564	$42,352	$38,317	$35,447	$30,857

Above-market lease assets	8.6	2,003	3,991	3,931	3,058	2,977
Below-market lease liabilities	21.9	(7,143)	(14,033)	(10,730)	(10,655)	(10,486)

Total to be included in rental revenue		$(5,140)	$(10,042)	$(6,799)	$(7,597)	$(7,509)

Below-market ground rent	37.7	46	92	92	92	92
Above-market ground rent	38.0	(47)	(94)	(94)	(94)	(94)

Total to be included in property operating expense		$(1)	$(2)	$(2)	$(2)	$(2)

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Goodwill

Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at June 30, 2015 and December 31, 2014 was $3,805 and $3,840, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has not recorded any impairment on its goodwill.

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

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the asset’s estimated useful life, which is generally three years. As of June 30, 2015 and December 31, 2014, the Company had $1,026 and $948 of unamortized computer software costs, respectively. The Company recorded amortization expense of $153 and $286 on capitalized software costs during the three and six months ended June 30, 2015, respectively. The Company recorded amortization expense of $170 and $241 on capitalized software costs during the three and six months ended June 30, 2014, respectively.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The following table provides the weighted-average amortization period as of June 30, 2015 for capitalized software and the projected amortization expense for the next five years.

	Weighted-
	Average	July 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
Capitalized software costs	1.8	$306	$576	$124	$20	$-
Total to be included in depreciation and amortization expense		$306	$576	$124	$20	$-

Contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. The Company determines the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to property management expense. As of June 30, 2015 and December 31, 2014, the Company had $144 and $480 of unamortized contract intangible assets, respectively. The Company recorded amortization expense of ($9) and $24 related to the contract intangible during the three and six months ended June 30, 2015, respectively. The Company recorded no amortization expense related to the contract intangible during the three and six months ended June 30, 2014. Contract intangibles are recorded in other assets on the Company’s Condensed Consolidated Balance Sheets.

The following table provides the weighted-average amortization periods as of June 30, 2015 for contract intangible assets and the projected amortization expense for the next five years.

	Weighted-
	Average	July 1 to
	Amortization	December 31,
	Period	2015	2016	2017	2018	2019
Contract intangible asset	3.0	$24	$48	$48	$24	$-
Total to be included in property management expense		$24	$48	$48	$24	$-

Valuation of Financial Instruments

At June 30, 2015 and December 31, 2014, the Company measured its Retained CDO Bonds and derivative instruments on a recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The three broad levels defined are as follows:

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

June 30, 2015

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

For the three months ended June 30, 2015, the Company recorded an adjustment of ($64) to incentive fees. For the six months ended June 30, 2015, the Company recognized incentive fees of $2,971. For the three and six months ended June 30, 2014, the Company recognized incentive fees of $0 and $635, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in property management expense or management, general and administrative expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Stock-Based Compensation Plans

The Company has a stock-based compensation plan, described more fully in Note 11. The Company accounts for this plan using the fair value recognition provisions. Awards of stock or restricted stock are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s stock-based compensation plans, the Company accepts the return of shares of the Company's common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its stock-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Company’s Operating Partnership. As of June 30, 2015, and December 31, 2014, the Company had 166,939 and 175,731 weighted-average unvested restricted shares outstanding.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of a stock option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. These inputs are highly subjective and generally require significant analysis and judgment to develop. Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of its stock on the business day preceding the grant date. The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option-pricing model. There have been no stock option grants in 2015 through June 30, 2015.

Foreign Currency

The Company’s Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom and has commitments to invest in Gramercy European Property Fund, which invests in assets throughout Europe.

Translation

The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded a net translation gain of $269 and $51 for the three and six months ended June 30, 2015, respectively. The Company did not record a net translation gain or loss for the three and six months ended June 30, 2014. Translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the three and six months ended June 30, 2015, the Company recognized net realized foreign currency transaction losses of $4 and $10, respectively. The company did not recognize foreign currency transaction gains or losses during the three and six months ended June 30, 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

Income Taxes

The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income, to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state, and local taxes.

For the three and six months ended June 30, 2015, the Company recorded $17 and $1,131 of income tax expense, respectively. For the three and six months ended June 30, 2014, the Company recorded $437 and $806 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

Concentrations of the credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS Real Estate Investment Trust, Inc., or KBS, accounted for 95% and 85% of the Company’s management fee income for the three and six months ended June 30, 2015, respectively. One asset management client, KBS, accounted for 67% of the Company’s management fee income for the three and six months ended June 30, 2014, respectively. One tenant, Bank of America, N.A, accounted for 24% and 30% of the Company’s rental revenue for the three and six months ended June 30, 2015. One tenant, Bank of America, N.A, accounted for 18% of the Company’s rental revenue for the three months ended June 30, 2014 and one tenant, Kar Auction Services, accounted for 16% of the Company’s rental revenue for the six months ended June 30, 2014.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments, incurred while the Company was the collateral manager of the CDOs. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three and six months ended June 30, 2015, the Company did not receive any reimbursements. For the three and six months ended June 30, 2014, the Company received $4 and $10 of reimbursements, respectively. As of June 30, 2015 and December 31, 2014, the servicing advances receivable is $1,505 and $1,485, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of June 30, 2015, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

For the three and six months ended June 30, 2015, the Company did not recognize any OTTI on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company did not recognize any OTTI on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations. A summary of the Company’s Retained CDO Bonds as of June 30, 2015 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain (Loss)	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$369,908	$5,410	$5,295	$-	$10,705	3.2
Total	9	$369,908	$5,410	$5,295	$-	$10,705	3.2

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

3. Dispositions and Assets Held for Sale

During the three and six months ended June 30, 2015, the Company sold three properties, which were all classified as held for sale. During the three and six months ended June 30, 2014, the Company did not sell any properties. The three properties sold in 2015 were office/banking center properties from the Company’s Bank of America Portfolio, which comprised an aggregate 85,866 square feet and were sold for gross proceeds of $8,619. The Company recognized $350 in gains on disposals and an impairment of $149 during the three and six months ended June 30, 2015, which is included within net gains on disposals on the Company’s Condensed Consolidated Statement of Operations. The three property sales in 2015 were structured as like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. As a result of the sales, the Company deposited $8,619 of the total sales proceeds into an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. Of this amount, $5,050 was used as consideration for one of the properties the Company acquired during the three and six months ended June 30, 2015.

The Company had one property classified as held for sale as of June 30, 2015 and no properties classified as held for sale as of December 31, 2014. The Company adopted ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective January 1, 2014, and pursuant to the updated provision, which revises the definition of discontinued operations, this property did not meet the definition of a discontinued operation and is therefore classified as held for sale and is not included in discontinued operations. The following table summarizes information for the property classified as held for sale as of June 30, 2015:

June 30, 2015
Assets held for sale:
Real estate investments, at cost:
Land	$2,640
Building and improvements	7,120
Less: accumulated depreciation	(86)
Total real estate investments, net	9,674
Tenant and other receivables, net	65
Acquired lease assets, net of accumulated amortization	8,268
Other assets	4
Total assets held for sale	$18,011

The following operating results for assets previously sold for the three and six months ended June 30, 2015 and 2014 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Results:
Revenues	$71	$-	$(29)	$14
Operating expenses	38	(325)	248	(319)
Marketing, general and administrative	11	(70)	(161)	(176)
Net income (loss) from discontinued operations	$120	$(395)	$58	$(481)

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

4. Real Estate Investments

Property Acquisitions

During the six months ended June 30, 2015, the Company’s property acquisitions are summarized as follows:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price
Industrial (1)	21	25	3,931,930	$294,734
Office/banking center (1)	9	11	1,293,601	269,010
Specialty industrial	1	1	24,700	6,400
Specialty retail	10	10	1,330,544	300,500
Data center	2	2	227,953	67,948
Total	43	49	6,808,728	$938,592

(1)

The Company assumed mortgages on 16 of its property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $141,033. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

During the year ended December 31, 2014, the Company’s property acquisitions are summarized as follows:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price
Industrial (1)	24	25	5,297,891	$302,349
Office/banking center (2)	72	73	3,669,168	494,620
Specialty industrial	4	5	32,469	37,300
Specialty retail	-	-	-	-
Data center	-	-	-	-
Total	100	103	8,999,528	$834,269

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

The Company recorded revenues and net income for the three months ended June 30, 2015 of $2,149 and $917, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the six months ended June 30, 2015 of $17,731 and $1,985, respectively, related to the acquisitions during the period. The Company recorded revenues and net loss for the three months ended June 30, 2014 of $803 and $313, respectively, related to the acquisitions during the period, excluding the Bank of America Portfolio. The Company recorded revenues and net loss for the six months ended June 30, 2014 of $981 and $325, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for both the three and six months ended June 30, 2014 of $3,455 and $429, respectively, related to the Bank of America Portfolio acquired during the period.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Property Purchase Price Allocations

The Company is currently analyzing the fair value of the lease and real estate assets of 40 of its property investments acquired in 2015 and 11 of its property investments acquired in 2014, and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Six Months ended June 30, 2015	40	$820,919	$130,595	$30,271
Year ended December 31, 2014	11	$115,926	$29,001	$2,396

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company finalized the purchase price allocations for 25 and 22 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition, excluding the Bank of America Portfolio, which is separately disclosed below. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocation are shown in the table below:

		Preliminary Allocations recorded			Finalized Allocations recorded
Period Purchase Price Allocation Finalized	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Net Income Increase (Decrease)
Six Months ended June 30, 2015 (1)	25	$265,092	$58,438	$3,645	$274,633	$48,683	$3,431	$(39)
Year ended December 31, 2014	22	$248,977	$27,550	$2,236	$237,499	$40,792	$4,000	$(2,561)

(1) Allocations for the six months ended June 30, 2015 exclude the Bank of America Portfolio, which is separately disclosed below.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and six months ended June 30, 2015 and 2014 as though the acquisitions were completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (2)	2015	2014 (2)
Pro forma revenues	$59,128	$46,694	$122,736	$116,042
Pro forma net income (loss) available to common stockholders (1)	$2,166	$(2,198)	$10,620	$7,290
Pro forma earnings (loss) per common share-basic	$0.04	$(0.10)	$0.20	$0.36
Pro forma earnings (loss) per common share-diluted	$0.04	$(0.10)	$0.20	$0.35
Pro forma common shares-basic	56,363,272	23,000,871	51,975,347	20,529,075
Pro forma common share-diluted	57,307,876	23,000,871	53,019,736	21,112,594

(1)  Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.

(2)  The Company adjusted its pro forma net income for the three and six months ended June 30, 2014 for the $72,345 gain on remeasurement of a previously held joint venture that was recorded in the second quarter of 2014 because it was directly related to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Gramercy Europe Asset Management

On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 24,133 shares of the Company’s common stock, valued at $652 as of the date of closing. The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. During the second quarter of 2015, the Company finalized the purchase price allocation for the acquisition of Gramercy Europe Asset Management. As a result of the finalized purchase price allocation, the Company increased the allocation to assets by $190, increased the allocation to liabilities by $105,  and decreased goodwill by $85. The final allocation of the purchase price included assets of $1,092, liabilities of $503, and goodwill of $3,802 recognized on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015. Additionally, the finalization of the purchase price allocation resulted in a decrease to net income of $80 to record adjustments to amortization and incentive fees on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.

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

During the first quarter of 2015, the Company finalized the purchase price allocation for the Bank of American Portfolio. As a result of the finalized purchase price allocations, the Company increased real estate assets by $123,596,  increased intangible assets by $35,346, and increased intangible liabilities by $158,942. These final allocations resulted in an increase to net income of $2,034 to record adjustments to depreciation and amortization on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015.  The final allocation of the purchase price is as follows:

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

June 30, 2015

5. Investments in Joint Ventures and Equity Investments

Gramercy European Property Fund

In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which will target single-tenant industrial, office and specialty retail assets throughout Europe. The Company has committed $55,735 (€50,000), representing an interest of approximately 19.8%. As of June 30, 2015 and December 31, 2014, the Company contributed $2,638 (€2,390) and $0 (€0) to the Gramercy European Property Fund. Of the contributions made during the six months ended June 30, 2015, $446 (€396) was accrued as of June 30, 2015 and funded in July 2015. During the three and six months ended June 30, 2015, the Gramercy European Property Fund acquired one property.

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

The Condensed Consolidated Balance Sheets for the Company’s joint ventures and equity investments at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Assets:
Real estate assets, net	$69,592	$46,575
Other assets	19,178	15,225
Total assets	$88,770	$61,800
Liabilities and members' equity:
Mortgages payable	$54,376	$41,000
Other liabilities	16,949	16,602
Members' equity	17,445	4,198
Liabilities and members' equity	$88,770	$61,800

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The Condensed Consolidated Statements of Operations for the joint ventures and equity investments for the three and six months ended June 30, 2015 and 2014 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)	2014 (2)	2015 (1)	2014 (2)
Revenues	$1,316	$13,839	$2,274	$30,730
Operating expenses	-	6,040	528	14,204
Interest	573	2,274	1,094	5,063
Depreciation	526	3,506	840	8,046
Total expenses	1,099	11,820	2,462	27,313
Net income (loss) from operations	217	2,019	(188)	3,417
Net gain (loss) on disposals	-	6	-	(215)
Provision for taxes	-	(41)	-	(41)
Net income (loss)	$217	$1,984	$(188)	$3,161
Company's equity in net income within continuing operations	$123	$1,125	$122	$1,753

(1)The results of operations for the three and six months ended June 30, 2015 include the Gramercy European Property Fund’s results for the period as the equity investment was formed by the Company and several investment partners in December 2014.

(2)The results of operations for the three and six months ended June 30, 2014 include the Bank of America Portfolio joint venture’s results for the periods April 1, 2014 through June 9, 2014 and January 1, 2014 through June 9, 2014, respectively. Subsequent to the Company’s acquisition of the remaining 50% equity interest in the Bank of America Portfolio, on June 9, 2014, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Condensed Consolidated Statements of Operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

A summary of the activity during the three and six months ended June 30, 2015 and 2014 related to the Company’s joint ventures and equity investments is as follows:

	As of June 30, 2015				As of December 31, 2014
	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Investment in joint venture or equity investment	$2,552	$-	$-	$2,552	$-	$-	$-	$-

	Three Months ended June 30, 2015				Three Months ended June 30, 2014
	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Equity in net income of joint venture or equity investment	$20	$-	$103	$123	$-	$1,022	$103	$1,125
Contributions to joint venture or equity investment	$2,036	$-	$-	$2,036	$-	$-	$-	$-
Distributions from joint venture or equity investment	$-	$-	$103	$103	$-	$3,100	$103	$3,203

	Six Months ended June 30, 2015				Six Months ended June 30, 2014
	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Equity in net income (loss) of joint venture or equity investment	$(84)	$-	$206	$122	$-	$1,547	$206	$1,753
Contributions to joint venture or equity investment	$2,638	$-	$-	$2,638	$-	$-	$-	$-
Distributions from joint venture or equity investment	$-	$-	$206	$206	$-	$6,800	$206	$7,006

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

6. Debt Obligations

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the six months ended June 30, 2015, the Company assumed $141,033 of non-recourse mortgages in connection with 16 real estate acquisitions. During the year ended December 31, 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions. The Company was in compliance with the covenants under the mortgages at June 30, 2015. The following is a summary of the Company’s secured financing arrangements as of June 30, 2015:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	26	$280,990	3.28% to 7.46%	5.44%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,633	1 Month LIBOR + 2.10%	2.26%	December 2020
Total secured financings	27	$296,623
Above market interest		11,920
Balance at June 30, 2015	27	$308,543

(1)The floating interest rate on this mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 10 for further information on hedging and the Company’s derivative instruments.

The following is a summary of the Company’s secured financing arrangements as of December 31, 2014:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	10	$142,279	3.28% to 7.46%	5.41%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,782	1 Month LIBOR + 2.10%	2.26%	December 2020
Total secured financings	11	$158,061
Above market interest		3,581
Balance at December 31, 2014	11	$161,642

(1)The floating interest rate on this mortgage is hedged by an interest rate swap which has a maturity date of December 2020. Refer to Note 10 for further information on hedging and the Company’s derivative instruments.

Secured Credit Facility

The Company’s $150,000 senior secured credit facility, or Secured Credit Facility, effective as of September 2013, was terminated on June 9, 2014. The Secured Credit Facility originally had a borrowing capacity of $100,000 until February 2014, when the Company exercised the $50,000 accordion feature, which increased its borrowing capacity to $150,000. The Secured Credit Facility had an initial borrowing rate of LIBOR plus 1.90%.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Unsecured Debt

Unsecured Credit Facility and Term Loan

On June 9, 2014, the Company entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, the Company expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. In May 2015, the Company amended the revolving borrowing capacity to bifurcate the Unsecured Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that may be denominated in certain foreign currencies. In July 2015, the Company expanded the Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in the Unsecured Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the Unsecured Credit Facility from $350,000 to $450,000. The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, but may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility, is incurred at a floating rate based upon LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio. The Term Loan has a borrowing rate of one-month LIBOR plus 1.60% and the Unsecured Credit Facility has a borrowing rate of one-month LIBOR plus 1.65%. In connection with the Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge resulting in a combined effective fixed rate of 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities, and the Company is also subject to the restrictions contained in the Merger Agreement.  The Company was in compliance with the covenants under the facilities at June 30, 2015. As of June 30, 2015, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $350,000 outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 24, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019 and will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Company’s election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
July 1 through December 31, 2015	$-	$3,093	$-	$16,787	$19,880
2016	-	27,833	-	33,182	61,015
2017	-	21,618	-	31,222	52,840
2018	350,000	34,641	-	26,218	410,859
2019	200,000	5,882	115,000	16,440	337,322
Thereafter	-	203,556	-	17,889	221,445
Above market interest	-	-	-	5,525	5,525
Total	$550,000	$296,623	$115,000	$147,263	$1,108,886

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2015 are as follows:

Operating Leases
July 1 through December 31, 2015	$77,519
2016	158,109
2017	157,338
2018	153,557
2019	145,583
Thereafter	1,014,150
Total minimum lease rental income	$1,706,256

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

The Company acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of the Company’s directors, Jeffrey Kelter, serves as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, Marc Holliday, was one of the Company’s directors until September 30, 2014, when he resigned effective immediately as a member of the Company’s board of directors. There was no disagreement between the Company and the director on any matter relating to the Company’s operations, policies or practices.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

In June 2014, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $94 and $188 under the lease for the three and six months ended June 30, 2015, respectively. The Company paid $92 and $184 under the lease for the three and six months ended June 30, 2014, respectively.

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

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$10,705	$10,705	$4,293	$4,293
Marketable securities (3)	$-	$-	$165,001	$165,001
Financial liabilities:
Derivative instruments	$3,853	$3,853	$3,189	$3,189
Long term debt
Term Loan (2)	$200,000	$200,204	$200,000	$199,997
Unsecured Credit Facility (2)	$350,000	$350,816	$-	$-
Mortgage notes payable (2)	$308,543	$314,327	$161,642	$165,907
Exchangeable Senior Notes (2)	$108,605	$115,661	$107,836	$116,064

(1) Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2) Long term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(3) Marketable securities represent the Company’s investment in U.S. treasury securities, which are classified in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

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

June 30, 2015

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

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at June 30, 2015 and December 31, 2014. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since June 30, 2015 and December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

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

At June 30, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$10,705	$-	$-	$10,705
	$10,705	$-	$-	$10,705

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,853	$-	$-	$3,853
	$3,853	$-	$-	$3,853

At December 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$4,293	$-	$-	$4,293
Marketable securities:
U.S. Treasury securities	165,001	165,001	-	-
	$169,294	$165,001	$-	$4,293

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,189	$-	$-	$3,189
	$3,189	$-	$-	$3,189

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

Total losses (gains) from derivatives for the three and six months ended June 30, 2015 were ($1,468) and $664, respectively, in accumulated other comprehensive income (loss). Total losses from derivatives for the three and six months ended June 30, 2014 were $2,062 and $2,203, respectively, in accumulated other comprehensive income (loss). During the three and six months ended June 30, 2014, the Company entered into one interest rate swap.

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of June 30, 2015 are:

	At June 30, 2015
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$10,705	Discounted cash flows	Discount rate	20.00%
Interest rate swaps	$3,853	Hypothetical derivative method	Credit borrowing spread	150 to 250 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds
Balance as of December 31, 2014	$4,293
Amortization of discounts or premiums	651
Adjustments to fair value:
Included in other comprehensive income	5,761
Other-than-temporary impairments	-
Balance as of June 30, 2015	$10,705

The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2014	$3,189
Adjustments to fair value:
Unrealized loss on derivatives	664
Balance as of June 30, 2015	$3,853

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of June 30, 2015 or December 31, 2014.

10. Derivative Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As of June 30, 2015, all of the Company’s derivative instruments are cash flow hedges and changes in the fair value of the derivatives are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2015. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	$15,633	4.55%	12/19/13	12/19/20	$589
Interest Rate Swap	1 mo. USD-LIBOR-BBA	200,000	1.82%	09/09/14	06/09/19	3,264
Total derivatives		$215,633				$3,853

The Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2015, derivative instruments were reported at their fair value as a net liability of $3,853. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and six months ended June 30, 2015 and 2014. At December 31, 2014, derivative instruments were reported at their fair value as a net liability of $3,189. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,152 will be reclassified from other comprehensive income as an increase in interest expense.

11. Stockholders’ Equity

The Company’s authorized capital stock consists of 230,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 5,000,000 shares of excess stock, $0.001 par value per share. As of June 30, 2015, 57,396,418 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

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

In March 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.20 per common share for the first quarter of 2015, which was paid on April 15, 2015 to holders of record as of March 31, 2015. In June 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.22 per common share for the second quarter of 2015, which was paid on July 15, 2015 to holders of record as of June 30, 2015.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

In April 2015, the Company completed an underwritten public offering of 9,775,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 1,275,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $27.75 per share and the net proceeds from the offering were approximately $259,325, after expenses.

On June 23, 2015, the stockholders of the Company approved Articles of Amendment to the Company’s Articles of Incorporation decreasing the number of authorized shares of Company common stock from 400,000,000 shares to 200,000,000 shares. The Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on June 23, 2015 and became effective on that date.

At-The-Market Equity Offering Program

In September 2014, the Company entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock, subject to the requirements of the Merger Agreement. During the three and six months ended June 30, 2015, the Company sold 86,897 and 656,711 shares of its common stock through the ATM Program for $2,358 and $18,292 of net proceeds after related expenses.

Preferred Stock

The Company has 3,500,000 of its 7.125% Series B Preferred Stock, or Series B Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series B Preferred Stock are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series B Preferred Stock at par for cash. As of June 30, 2015 and December 31, 2014, the Company has no accrued Series B Preferred Stock dividends.

Equity Incentive Plan

As part of the Company’s initial public offering, the Company instituted its 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan, as amended, authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options was to be determined by the compensation committee, but could not be less than 100% of the fair market value of the shares of common stock on the date of grant. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by the Company’s board of directors.

In June 2015, the Company instituted its 2015 Equity Incentive Plan, which was approved by the Company’s board of directors and stockholders. Subject to the restrictions contained in the Merger Agreement, the 2015 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSOs, (iii) stock appreciation rights, or SARs, (iv) stock awards, (v) phantom shares and dividend equivalents, and (vi) other equity awards, including LTIP Units. The aggregate number of shares of the Company’s common stock that may be issued or transferred under the 2015 Equity Incentive Plan is 3,200,000 shares, subject to adjustment in certain circumstances. The shares of common stock that are issued or transferred under the 2015 Equity Plan may be authorized but unissued shares of the Company’s common stock or reacquired shares of the Company’s common stock, including shares of the Company’s common stock purchased by it on the open market for purposes of the 2015 Equity Plan. The 2015 Equity Incentive Plan became effective on June 23, 2015 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the Board. At June 30, 2015, 3,093,626 shares of common stock were available for issuance under the 2015 Equity Incentive Plan.

Through June 30, 2015, 612,945 restricted shares had been issued under the Equity Incentive Plans, of which 70% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $253 and $498 was recorded for the three and six months ended June 30, 2015, respectively, and compensation expense of $212 and $460 was recorded for the three and six months ended June 30, 2014, respectively, related to the issuance of restricted shares. Compensation expense of $4,827 will be recorded over the course of the next 46 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of June 30, 2015.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

In July 2012, the Company adopted the 2012 Outperformance Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively. Concurrently with execution of the Merger Agreement between the Company and Chambers Street on July 1, 2015, the Company entered into agreements with Gordon F. DuGan, Benjamin P. Harris, Jon W. Clark, and Edward J. Matey Jr., pursuant to which they agreed that the Merger will not constitute a change in control for purposes of the Company’s 2012 Long-Term Outperformance Plan and they agreed to waive any right to have the Merger treated as a change in control for such purposes. The LTIP units granted under the 2012 Outperformance Plan had a fair value of $2,715 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock. Compensation expense of $488 and $976 was recorded for the three and six months ended June 30, 2015, respectively, and compensation expense of $297 and $594 was recorded for the three and six months ended June 30, 2014, respectively, for the 2012 Outperformance Plan. Compensation expense of $3,670 will be recorded over the course of the next 23 months, representing the remaining weighted average vesting period of the LTIP Units as of June 30, 2015.

As of June 30, 2015, there were approximately 154,594 phantom stock units outstanding, of which 153,094 units are vested.

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

Earnings per share for the three and six months ended June 30, 2015 and 2014 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator - Income (loss):
Net income (loss) from continuing operations	$(406)	$63,746	$(382)	$63,331
Net loss from discontinued operations	120	(395)	58	(481)
Net loss	(286)	63,351	(324)	62,850
Net loss attributable to noncontrolling interest	21	-	63	-
Preferred stock dividends	(1,558)	(1,791)	(3,117)	(3,581)
Net loss available to common stockholders	$(1,823)	$61,560	$(3,378)	$59,269
Denominator-Weighted average shares:
Weighted average basic shares outstanding	55,612,741	23,188,500	51,204,638	20,529,075
Effect of dilutive securities:
Unvested share based payment awards	-	425,708	-	425,708
Options	-	15,983	-	16,134
Phantom stock units	-	141,677	-	141,677
OP Units	-	-	-	-
Exchangeable Senior Notes	-	-	-	-
Diluted Shares	55,612,741	23,771,868	51,204,638	21,112,594

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

For the three months ended June 30, 2015, 15,064 share options, 692,806 unvested share based payment awards, 154,594 phantom stock units, 485,374 OP Units, and 347,297 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the six months ended June 30, 2015, 15,381 share options, 689,111 unvested share based payment awards, 154,594 phantom stock units, 509,247 OP Units, and 446,765 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the three and six months ended June 30, 2015, the Company excluded unvested restricted stock awards of 170,634, and 166,939, respectively, from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during these periods.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of June 30, 2015 and December 31, 2014 is comprised of the following:

	June 30, 2015	December 31, 2014
Net unrealized loss on derivative instruments	$(3,853)	$(3,189)
Net unrealized gain on debt securities	5,295	(466)
Foreign currency translation adjustments	3	(48)
Total accumulated other comprehensive income (loss)	$1,445	$(3,703)

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

As of June 30, 2015, the OP Unit holders owned 0.81% or 469,868 OP Units. At June 30, 2015, 469,868 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

OP Units are recorded at the greater of cost basis or fair market value based on the closing stock price of the Company’s common stock at the end of the reporting period. As of June 30, 2015 and December 31, 2014, the carrying value of the OP units was $11,277 and $16,129, respectively. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding shares of common stock and OP Units. The Company recognizes changes in fair value in the OP Units through retained earnings, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2015:

Noncontrolling Interest
Balance as of December 31, 2014	$16,129
Issuance of noncontrolling interests in the operating partnership
Redemption noncontrolling interests in the operating partnership	(3,127)
Net loss attribution	(34)
Fair value adjustments	(1,490)
Distributions	(201)
Balance as of June 30, 2015	$11,277

Interests in Other Operating Partnerships

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50% equity interest in the European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.

As of June 30, 2015 and December 31, 2014, the value of the Company’s interest in European Fund Manager was $137 and $0, respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Financial Statements.

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

	Ground Leases - Operating	Ground Leases - Capital	Total
July 1 through December 31, 2015	$774	$-	$774
2016	1,533	-	1,533
2017	1,532	-	1,532
2018	1,532	-	1,532
2019	1,447	-	1,447
Thereafter	45,312	329	45,641
Total minimum rent expense	$52,130	$329	$52,459

The Company incurred rent expense on ground leases of $394 and $778 during the three and six months ended June 30, 2015, respectively. The company incurred rent expense on ground leases of $93 during the three and six months ended June 30, 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

Legal Proceedings

Two putative class action lawsuits challenging the proposed Merger between Gramercy and Chambers Street, or the Merger, have been filed in New York Supreme Court, New York County. The actions are captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015). A third putative class action has been filed in the Circuit Court for Baltimore City, Maryland, captioned Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015). The complaints allege, among other things, that the directors of Gramercy breached their fiduciary duties to Gramercy shareholders by agreeing to sell Gramercy for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. In addition, the lawsuits allege that Chambers Street and certain of its affiliates aided and abetted these purported breaches of fiduciary duty. The Jobin complaint also names Gramercy as a nominal defendant and asserts a derivative claim for breach of fiduciary duty against the directors of Gramercy. The lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages. The defendants believe the lawsuits are without merit.

As previously disclosed, following the Company’s sale in December 2010 of its 45% joint venture interest in the leased fee of the property located at 2 Herald Square, New York, New York, the New York City Department of Finance, or the NYC DOF, issued a notice of determination assessing approximately $2,924 of real property transfer tax, plus interest, the NYC DOF Transfer Tax Assessment, and the New York State Department of Taxation, or the NYS DOT, issued a notice of determination assessing approximately $446 of real property transfer tax, plus interest, the NYS DOT Transfer Tax Assessment, against the Company in connection with the transaction. The Company timely appealed both assessments.

In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse decision of the NYC Tribunal. A decision on the Company’s appeal is expected in early 2016.

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2015, respectively. There was $68 and $136 of interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2014, respectively.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of June 30, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

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

For the three and six months ended June 30, 2015, the Company recorded $17 and $1,131 of income tax expense all within continuing operations. For the three and six months ended June 30, 2014, the Company recorded $437 and $806 of income tax expense all within continuing operations. Tax expense for the three and six months ended June 30, 2015 and 2014 is comprised of federal, state, local, and foreign taxes primarily attributable to Gramercy Asset Management.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

15. Segment Reporting

As of June 30, 2015, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The Company’s reportable operating segments are summarized as follows:

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended June 30, 2015
Total revenues	$4,228	$49,919	$54,147
Equity in net loss from unconsolidated joint ventures and equity investments	-	123	123
Total operating and interest expense (1)	(4,820)	(49,856)	(54,676)
Net income (loss) from continuing operations (2)	$(592)	$186	$(406)

	Asset	Investments /	Total
	Management	Corporate	Company
Three Months Ended June 30, 2014
Total revenues	$7,054	$13,574	$20,628
Equity in net loss from unconsolidated joint ventures and equity investments	-	1,125	1,125
Total operating and interest expense (1)	(6,058)	48,051	41,993
Net income from continuing operations (2)	$996	$62,750	$63,746

	Asset	Investments /	Total
	Management	Corporate	Company
Six Months Ended June 30, 2015
Total revenues	$12,408	$89,674	$102,082
Equity in net loss from unconsolidated joint ventures and equity investments	-	122	122
Total operating and interest expense (1)	(11,358)	(91,228)	(102,586)
Net income (loss) from continuing operations (2)	$1,050	$(1,432)	$(382)

	Asset	Investments /	Total
	Management	Corporate	Company
Six Months Ended June 30, 2014
Total revenues	$14,019	$22,193	$36,212
Equity in net loss from unconsolidated joint ventures and equity investments	-	1,753	1,753
Total operating and interest expense (1)	(12,528)	37,894	25,366
Net income from continuing operations (2)	$1,491	$61,840	$63,331

	Asset	Investments /	Total
	Management	Corporate	Company
Total Assets:
June 30, 2015	$11,137	$2,426,689	$2,437,826
December 31, 2014	$8,140	$1,491,860	$1,500,000

(1) Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $24,716 and $6,760, provision for taxes of $17 and $437 and a gain on remeasurement of a previously held joint venture of $0 and $72,345 for the three months ended June 30, 2015 and 2014, respectively, are included in the amounts presented above. Depreciation and amortization of $43,414 and $10,145, provision for taxes of $1,131 and $806 and a gain on remeasurement of a previously held joint venture of $0 and $72,345 for the six months ended June 30, 2015 and 2014, respectively, are included in the amounts presented above.

(2) Net income (loss) from continuing operations represents loss before discontinued operations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

16. Subsequent Events

Subsequent to June 30, 2015, the Company closed on the acquisition of three industrial properties, which comprise an aggregate 947,192 square feet and were acquired for an aggregate purchase price of approximately $100,400. The Company assumed one in-place mortgage loan of $12,844 with a fixed interest rate of 4.28% and maturity of January 2019 related to one of the property acquisitions. The properties are 100% leased with lease terms ending in between October 2025 and June 2030.

In July 2015, the Company expanded the Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in the Unsecured Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the Unsecured Credit Facility from $350,000 to $450,000. In July 2015, the Company paid down $15,000 on its Unsecured Credit Facility and borrowed an additional $100,000 on its Term Loan. As a result, the outstanding balance of the Unsecured Credit Facility was changed to $335,000 and the outstanding balance of the Term Loan was changed to $300,000.

On July 29, 2015, the Company sold one property that was held for sale as of June 30, 2015 for gross proceeds of $19,100.

Proposed Merger with Chambers Street

On July 1, 2015, the Company entered into the Merger Agreement with Chambers Street, a Maryland real estate investment trust, and Merger Sub, a Maryland limited liability company and indirect wholly owned subsidiary of Chambers Street, pursuant to which the Company will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity of the Merger.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 validly issued, fully paid and nonassessable Chambers Street common shares of beneficial interest, par value $0.01 per share. Additionally, each share of the Company’s Series B Preferred Stock issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of Chambers Street, or New Chambers Street Preferred Shares, having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Series B Preferred Stock. Following the completion of the Merger, Chambers Street will change its name to “Gramercy Property Trust” and it is anticipated that the Chambers Street common shares will cease to trade under its current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT”.

The Merger Agreement provides that, at the effective time of the Merger, the Company’s stock options, restricted stock awards, and restricted stock unit awards generally will convert upon the effective time of the Merger into share options, restricted share awards, and restricted share unit awards, as applicable, with respect to a number of Chambers Street common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.

Chambers Street, Merger Sub, and the Company each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business and use commercially reasonable efforts to preserve its business organization intact during the period between the execution of the Merger Agreement and the consummation of the Merger.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

June 30, 2015

The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of Company stockholders, or the Company Stockholder Approval, (ii) the approval by the holders of a majority of the Chambers Street common shares cast by the holders at the special meeting of Chambers Street shareholders held to vote on the issuance of Chambers Street common shares in connection with the Merger, or the Chambers Street Shareholder Approval, (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Chambers Street for purposes of registering the Chambers Street common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Chambers Street common shares to be issued in the Merger, the New Chambers Street Preferred Shares and Chambers Street common shares into which the Company’s 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions that the Company, Chambers Street and certain subsidiaries of Chambers Street have qualified as REITs under the Internal Revenue Code of 1986, as amended, and that the combined company will continue to qualify as a REIT.

From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, Chambers Street and the Company agree not to (and will cause their subsidiaries and their respective representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing.  However, these restrictions are subject to customary “fiduciary-out” provisions which allow either Chambers Street or the Company under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the Board of Directors of the Company or the Board of Trustees of Chambers Street (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.

The Merger Agreement also contains certain termination rights for both Chambers Street and the Company, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Chambers Street Shareholder Approval or the Company Stockholder Approval are not obtained at the applicable stockholder or shareholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by Chambers Street or the Company as a result of an adverse change in the recommendation of the Board of Directors of the Company or the Board of Trustees of Chambers Street, as applicable, Chambers Street may be required to pay to the Company a termination fee of $61,199, or the Company may be required to pay to Chambers Street a termination fee of $43,506, in each case in addition to reimbursing up to $20,000 of expenses of the other party.

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to a Current Report on Form 8-K which was filed on July 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Currency amounts in thousands, except for Overview section, share and per share data)

Overview

Gramercy Property Trust Inc. is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial and office properties. We focus on income-producing properties leased to high quality tenants in major markets in the United States and Europe. Gramercy is organized as a Real Estate Investment Trust, or REIT.

Gramercy earns revenues primarily through three sources, including (i) rental revenues on properties that we own directly or in joint ventures in the United States, (ii) asset management revenues on properties owned by third parties in both the United States and Europe, and (iii) pro-rata rental revenues on our equity investment in Gramercy Property Europe plc, or the Gramercy European Property Fund.

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

During the three months ended June 30, 2015, we acquired 16 properties aggregating 2.3 million square feet for a total purchase price of approximately $369 million. During the six months ended June 30, 2015, we acquired 43 properties aggregating 6.8 million square feet for a total purchase price of approximately $939 million. As of that date, our asset management business, which operates under the name Gramercy Asset Management, managed approximately $800 million of commercial properties for third parties located throughout the United States and Europe.

As of June 30, 2015, our wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	64	13,088,869	100.0%
Office/Banking Centers	81	4,925,612	98.5%
Specialty Industrial	14	676,472	100.0%
Specialty Retail	10	1,330,544	100.0%
Data Centers	2	227,953	100.0%
Total	171	20,249,450	99.6%

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

Merger with Chambers Street

On July 1, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chambers Street Properties, or Chambers Street, a Maryland real estate investment trust, and Columbus Merger Sub, LLC, or Merger Sub, a Maryland limited liability company and indirect wholly owned subsidiary of Chambers Street, pursuant to which we will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity of the Merger.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 3.1898 validly issued, fully paid and nonassessable Chambers Street common shares of beneficial interest, par value $0.01 per share. Additionally, each share of our Series B Preferred Stock issued and outstanding prior to the effective time will be converted into a right to receive one newly issued share of 7.125% Series A Cumulative Redeemable Preferred Shares of Chambers Street, or New Chambers Street Preferred Shares, having preferences, rights and privileges substantially identical to the preferences, rights and privileges of the Series B Preferred Stock.  Following the completion of the Merger, Chambers Street will change its name to “Gramercy Property Trust” and it is anticipated that the Chambers Street common shares will cease to trade under its current ticker but rather trade on the New York Stock Exchange under the Gramercy ticker symbol “GPT.”

The Merger Agreement provides that, at the effective time of the Merger, our stock options, restricted stock awards, and restricted stock unit awards generally will convert upon the effective time of the Merger into share options, restricted share awards, and restricted share unit awards, as applicable, with respect to a number of Chambers Street common shares, after giving effect to appropriate adjustments to reflect the consummation of the Merger.

Chambers Street, Merger Sub, and Gramercy each made certain customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each party to conduct its business in all material respects in the ordinary course of business and use commercially reasonable efforts to preserve its business organization intact during the period between the execution of the Merger Agreement and the consummation of the Merger.

The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of our stockholders, or the Gramercy Stockholder Approval, (ii) the approval by the holders of a majority of the Chambers Street common shares cast by the holders at the special meeting of Chambers Street shareholders held to vote on the issuance of Chambers Street common shares in connection with the Merger, or the Chambers Street Shareholder Approval, (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Chambers Street for purposes of registering the Chambers Street common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Chambers Street common shares to be issued in the Merger, the New Chambers Street Preferred Shares and Chambers Street common shares into which our 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions that Gramercy, Chambers Street and certain subsidiaries of Chambers Street have qualified as REITs under the Internal Revenue Code of 1986, as amended, and that the combined Company will continue to qualify as a REIT.

From the date of the Merger Agreement until the earlier of the effective time of the Merger and the termination of the Merger Agreement in accordance with its terms, Chambers Street and Gramercy agree not to (and will cause their subsidiaries and their respective representatives not to) (i) solicit, initiate, knowingly encourage or facilitate any inquiries or the making of any proposal or offer with respect to a Competing Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, a Competing Proposal, (iii) approve, authorize or execute or enter into any letter of intent, option agreement, agreement or agreement in principle with respect to a Competing Proposal or (iv) propose or agree to do any of the foregoing. However, these restrictions are subject to customary “fiduciary-out” provisions which allow either Chambers Street or Gramercy under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that our Board of Directors or the Board of Trustees of Chambers Street (as applicable) has reasonably determined in good faith (after consultation with its outside legal counsel and independent advisors) is, or could reasonably be expected to lead to, a transaction more favorable to such party and its shareholders than the Merger and is reasonably likely to receive all required governmental approvals and financing on a timely basis and is otherwise capable of being completed on the terms proposed.

The Merger Agreement also contains certain termination rights for both Chambers Street and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Chambers Street Shareholder Approval or the Gramercy Stockholder Approval are not obtained at the applicable stockholder or shareholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by Chambers Street or Gramercy as a result of an adverse change in the recommendation of our Board of Directors or the Board of Trustees of Chambers Street, as applicable, Chambers Street may be required to pay to Gramercy a termination fee of $61.2 million or we may be required to pay to Chambers Street a termination fee of $43.5 million, in each case in addition to reimbursing up to $20.0 million of expenses of the other party.

Property Investment

Property acquisitions during the six months ended June 30, 2015 are summarized in the table below:

	Number of	Number of	Square	Purchase
Property Type	Properties	Buildings	Feet	Price (2)
Industrial (1)	21	25	3,931,930	$294,734
Office/banking center (1)	9	11	1,293,601	269,010
Specialty industrial	1	1	24,700	6,400
Specialty retail	10	10	1,330,544	300,500
Data center	2	2	227,953	67,948
Total	43	49	6,808,728	$938,592

(1)

We assumed mortgages on 16 of our property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was approximately $141.0 million. Refer to Note 6 for more information on our debt obligations related to acquisitions.

(2)	Purchase price amounts in thousands.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of June 30, 2015, this business, which operates under the name Gramercy Asset Management, managed approximately $800 million of commercial properties located throughout the United States and Europe. We manage properties for companies including KBS, Oak Tree Capital Management, L.P., and the Gramercy European Property Fund.

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

Results of Operations

Comparison of the three months ended June 30, 2015 to the three months ended June 30,  2014

Revenues

	2015	2014	Change
Rental revenue	$39,565	$10,276	$29,289
Management fees	4,232	7,054	(2,822)
Operating expense reimbursements	9,738	2,697	7,041
Investment income	525	525	-
Other income	87	76	11
Total revenue	$54,147	$20,628	$33,519
Equity in net income (loss) of joint ventures and equity investments	$123	$1,125	$(1,002)

The increase of $29,289 in rental revenue is due to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The decrease of $2,822 in management fees is primarily attributable to the decrease in the management fees of $1,475 earned from our contract with the Bank of America Portfolio joint venture for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 as the fees were eliminated upon our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014. The decrease is also due to reduction of other third-party management fees earned due to sales of properties in the portfolios during the end of 2014 and the first quarter of 2015.

The increase of $7,041 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

There was no change in investment income, which is primarily attributable to the projected cash flows on our Retained CDO Bonds and the investment income that was accreted during the periods.

For the three months ended June 30, 2015, other income is primarily comprised of interest earned on outstanding servicing advances, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the three months ended June 30, 2014, other income is primarily comprised of $68 in interest earned on outstanding servicing advances as well as interest earned on cash balances.

The equity in net income (loss) of joint ventures and equity investments of $123 and $1,125 for the three months ended June 30, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments. For the three months ended June 30, 2015, our interests in the Philips joint venture and the Gramercy European Property Fund equity investment are included. For the three months ended June 30, 2014, the amount includes our interest in the Philips joint venture and our interest in the Bank of America Portfolio joint venture through June 9, 2014, as we fully acquired the Bank of America Portfolio joint venture through acquisition of the remaining 50% equity interest on June 9, 2014.

Expenses

	2015	2014	Change
Property management expenses	$4,611	$4,981	$(370)
Property operating expenses	9,572	2,858	6,714
Depreciation and amortization	24,716	6,760	17,956
Interest expense	7,728	3,791	3,937
Loss on derivative instruments	-	3,415	(3,415)
Management, general and administrative	4,778	4,497	281
Acquisition and merger-related expenses	3,455	1,688	1,767
Gain on remeasurement of previously held joint venture	-	(72,345)	72,345
Loss on extinguishment of debt	-	1,925	(1,925)
Net gains on disposals	(201)	-	(201)
Provision for taxes	17	437	(420)
Total expenses	$54,676	$(41,993)	$96,669

Property management expenses are comprised of costs related to our asset and property management business. The decrease of $370 in property management expenses is primarily related to reduction in costs related to our management fee contracts and the reduction in property management expenses related to our Bank of America Portfolio joint venture upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $6,714 is attributable to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The increase of $17,956 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The increase of $3,937 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.

During the three months ended June 30, 2014, we had a realized loss on derivative instruments of $3,415, which was attributable to the change in the fair value of the embedded exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value.

The increase of $281 in management, general, and administrative expense is primarily related to increased professional fees and increased stock compensation expense.

The increase of $1,767 in acquisition and merger-related expenses is primarily attributable to costs associated with the proposed merger transaction between Gramercy and Chambers Street.

During the three months ended June 30, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

During the three months ended June 30, 2014, we recorded loss on extinguishment of debt of $1,925 related to termination of our Secured Credit Facility in 2014.

During the three months ended June 30, 2015, we realized net gains on disposal of $201 related to three properties.

The provision for taxes was $17 and $437 for the three months ended June 30, 2015 and 2014, respectively. The decrease of $420 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to a reduction of management fees recognized.

Comparison of the six months ended June 30, 2015 to the six months ended June 30,  2014

Revenues

	2015	2014	Change
Rental revenue	$70,755	$17,770	$52,985
Management fees	12,418	14,019	(1,601)
Operating expense reimbursements	17,876	3,378	14,498
Investment income	763	901	(138)
Other income	270	144	126
Total revenue	$102,082	$36,212	$65,870
Equity in net income (loss) of joint ventures	$122	$1,753	$(1,631)

The increase of $52,985 in rental revenue is due to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The decrease of $1,601 in management fees is attributable to several factors including a reduction in management fees earned from the Bank of America Portfolio of $3,047 and a reduction of other third-party management fees earned due to sales of properties in the portfolios of approximately $1,286. This reduction is offset by an increase in incentive fees and disposition fees from the KBS and Gramercy Europe Asset Management of $2,850.

The increase of $14,498 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The decrease of $138 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which decreased the amount of investment income that was accreted.

For the six months ended June 30, 2015, other income is primarily comprised of interest earned on outstanding servicing advances, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the six months ended June 30, 2014, other income is primarily comprised of $134 in interest earned on outstanding servicing advances as well as interest earned on cash balances.

The equity in net income (loss) of joint ventures and equity investments of $122 and $1,753 for the six months June 30, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments. For the six months ended June 30, 2015, our interests in the Philips joint venture and the Gramercy European Property Fund equity investment are included. For the six months ended June 30, 2014, the amount includes our interest in the Philips joint venture and our interest in the Bank of America Portfolio joint venture through June 9, 2014, as we fully acquired the Bank of America Portfolio joint venture through acquisition of the remaining 50% equity interest on June 9, 2014.

Expenses

	2015	2014	Change
Property management expenses	$9,777	$10,225	$(448)
Property operating expenses	17,955	3,680	14,275
Depreciation and amortization	43,414	10,145	33,269
Interest expense	13,998	6,136	7,862
Management, general and administrative	9,551	8,839	712
Acquisition and merger-related expenses	6,961	1,923	5,038
Gain on remeasurement of previously held joint venture	-	(72,345)	72,345
Loss on extinguishment of debt	-	1,925	(1,925)
Loss on derivative instruments	-	3,300	(3,300)
Net gains on disposals	(201)	-	(201)
Provision for taxes	1,131	806	325
Total expenses	$102,586	$(25,366)	$127,952

Property management expenses are comprised of costs related to our asset and property management business. The decrease of $448 in property management expenses is primarily related to reduction in costs related to our management fee contracts and the reduction in property management expenses related to our Bank of America Portfolio joint venture upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $14,275 is attributable to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The increase of $33,269 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 171 properties as of June 30, 2015 compared to 106 properties as of June 30, 2014.

The increase of $7,862 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.

The increase of $712 in management, general, and administrative expense is primarily related to increased professional fees and increased stock compensation expense.

The increase of $5,038 in acquisition and merger-related expenses is attributable to $2,353 of merger costs associated with the proposed merger transaction between Gramercy and Chambers Street and additional costs related to the acquisitions.

During the six months ended June 30, 2014, we recorded gain on remeasurement of previously held joint venture of $72,345 due to remeasurement of our previously held Bank of America Portfolio joint venture prior to our acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014.

During the six months ended June 30, 2014, we recorded loss on extinguishment of debt of $1,925 related to termination of our Secured Credit Facility in 2014.

During the six months ended June 30, 2014, we had a realized loss on derivative instruments of $3,300, which was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by the $115 gain realized on the expiration of the CVR agreements.

During the six months ended June 30, 2015, we realized net gains on disposal of $201 related to three properties.

The provision for taxes was $1,131 and $806 for the six months ended June 30, 2015 and 2014, respectively. The increase of $325 is primarily related to taxes on our asset management business which is conducted in a TRS and is primarily attributable to the increase in incentive fees recognized.

Same-Store and Acquisition Portfolio Analysis

The tables and discussion below present the results related to our same-store and acquisition operations. The same-store results pertain to the properties owned as of January 1, 2014 and still owned as of June 30, 2015. The acquisition results include results of property acquisitions from the dates of acquisition through the periods presented, for properties acquired during 2014 and 2015. The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes. Results of the same-store and acquisition properties in our portfolio, for the three months ended June  30, 2015 and 2014 are as follows:

	Same-Store (1)				Acquisition (2)				Other		Total
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
Revenues
Rental revenue	$8,163	$7,617	$546	7%	$31,402	$2,659	$28,743	1081%	$-	$-	$39,565	$10,276	$29,289	285%
Management fees	-	-	-	-	-	-	-	-	4,232	7,054	4,232	7,054	(2,822)	-40%
Operating expense reimbursements	654	976	(322)	-33%	9,084	1,721	7,363	428%	-	-	9,738	2,697	7,041	261%
Investment income	-	-	-	-	-	-	-	-	525	525	525	525	-	-
Other income	6	-	6	100%	68	1	67	6700%	13	75	87	76	11	14%
Total revenues	8,823	8,593	230	3%	40,554	4,381	36,173	826%	4,770	7,654	54,147	20,628	33,519	162%
Expenses
Property operating expenses:
Property management expenses	-	-	-	-	-	-	-	-	4,611	4,981	4,611	4,981	(370)	-7%
Property operating expenses	816	1,056	(240)	-23%	8,756	1,802	6,954	386%	-	-	9,572	2,858	6,714	235%
Total property operating expenses	816	1,056	(240)	-23%	8,756	1,802	6,954	386%	4,611	4,981	14,183	7,839	6,344	81%
Depreciation and amortization	4,036	4,722	(686)	-15%	20,457	1,818	18,639	1025%	223	220	24,716	6,760	17,956	266%
Interest expense	1,364	1,428	(64)	-4%	1,902	8	1,894	23675%	4,462	2,355	7,728	3,791	3,937	104%
Realized loss on derivative instruments	-	-	-	-	-	-	-	-	-	3,415	-	3,415	(3,415)	-100%
Management, general and administrative	(1)	4	(5)	-125%	1	-	1	100%	4,778	4,493	4,778	4,497	281	6%
Acquisition and merger-related expenses	-	8	(8)	-100%	726	1,381	(655)	-47%	2,729	299	3,455	1,688	1,767	105%
Total expenses	6,215	7,218	(1,003)	-14%	31,842	5,009	26,833	536%	16,803	15,763	54,860	27,990	26,870	96%
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, and provision for taxes	2,608	1,375	1,233	90%	8,712	(628)	9,340	1487%	(12,033)	(8,109)	(713)	(7,362)	6,649	90%
Equity in net income of joint ventures and equity investments	-	-	-	-	-	-	-	-	123	1,125	123	1,125	(1,002)	-89%
Net gains on disposals	-	-	-	-	201	-	201	100%	-	-	201	-	201	100%
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, provision for taxes, and discontinued operations	2,608	1,375	1,233	90%	8,913	(628)	9,541	1519%	(11,910)	(6,984)	(389)	(6,237)	5,848	94%
Gain on remeasurement of previously held joint venture	-	-	-	-	-	-	-	-	-	72,345	-	72,345	(72,345)	-100%
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	(1,925)	-	(1,925)	1,925	100%
Provision for taxes	-	-	-	-	-	-	-	-	(17)	(437)	(17)	(437)	420	96%
Income (loss) from continuing operations	2,608	1,375	1,233	90%	8,913	(628)	9,541	1519%	(11,927)	62,999	(406)	63,746	(64,152)	-101%
Income (loss) from discontinued operations	-	-	-	-	-	-	-	-	120	(395)	120	(395)	515	130%
Net income (loss)	$2,608	$1,375	$1,233	90%	$8,913	$(628)	$9,541	1519%	$(11,807)	$62,604	$(286)	$63,351	$(63,637)	-100%

(1)	Properties owned as of January 1, 2014 and still owned as of June 30, 2015.
(2)	Includes results, from the dates of acquisition through the periods presented, for properties acquired during 2014 and 2015.

The increase in net income from continuing operations related to the same-store properties for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is due to an increase in rental revenue as well as a decrease in the depreciation and amortization expense recognized. Rental revenue increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due an increase of $535 in rental revenue from one property acquired in May 2013, which was a build-to-suit and from which we began collecting rent in June 2014. Depreciation and amortization expense decreased due to the impact of the finalization of eight purchase price allocations of properties acquired in 2013 during the three months ended June 30, 2014.

The increase in net income from continuing operations related to the acquisitions for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is due to our 25 property acquisitions in the second half of 2014 and 43 property acquisitions in the six months ended June 30, 2015, which are reflected in the 2015 results and not in the 2014 results. The increase is also attributable to our acquisition of the Bank of America Portfolio on June 9, 2014.

Results of the same-store and acquisition properties in our portfolio, for the six months ended June  30, 2015 and 2014 are as follows:

	Same-Store (1)				Acquisition (2)				Other		Total
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change	2015	2014	2015	2014	$ Change	% Change
Revenues
Rental revenue	$16,311	$15,053	$1,258	8%	$54,444	$2,717	$51,727	1904%	$-	$-	$70,755	$17,770	$52,985	298%
Management fees	-	-	-	-	-	-	-	-	12,418	14,019	12,418	14,019	(1,601)	-11%
Operating expense reimbursements	1,446	1,658	(212)	-13%	16,430	1,720	14,710	855%	-	-	17,876	3,378	14,498	429%
Investment income	-	-	-	-	-	-	-	-	763	901	763	901	(138)	-15%
Other income	83	-	83	100%	150	-	150	100%	37	144	270	144	126	88%
Total revenues	17,840	16,711	1,129	7%	71,024	4,437	66,587	1501%	13,218	15,064	102,082	36,212	65,870	182%
Expenses
Property operating expenses:
Property management expenses	-	-	-	-	-	-	-	-	9,777	10,225	9,777	10,225	(448)	-4%
Property operating expenses	1,715	1,870	(155)	-8%	16,240	1,810	14,430	797%	-	-	17,955	3,680	14,275	388%
Total property operating expenses	1,715	1,870	(155)	-8%	16,240	1,810	14,430	797%	9,777	10,225	27,732	13,905	13,827	99%
Depreciation and amortization	8,144	7,924	220	3%	34,830	1,846	32,984	1787%	440	375	43,414	10,145	33,269	328%
Interest expense	2,798	2,855	(57)	-2%	2,732	26	2,706	10408%	8,468	3,255	13,998	6,136	7,862	128%
Realized loss on derivative instruments	-	-	-	-	-	-	-	-	-	3,300	-	3,300	(3,300)	-100%
Management, general and administrative	(1)	4	(5)	-125%	-	1	(1)	-100%	9,552	8,834	9,551	8,839	712	8%
Acquisition and merger-related expenses	-	95	(95)	-100%	3,226	1,482	1,744	118%	3,735	346	6,961	1,923	5,038	262%
Total expenses	12,656	12,748	(92)	-1%	57,028	5,165	51,863	1004%	31,972	26,335	101,656	44,248	57,408	130%
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, and provision for taxes	5,184	3,963	1,221	31%	13,996	(728)	14,724	2023%	(18,754)	(11,271)	426	(8,036)	8,462	105%
Equity in net income of joint ventures and equity investments	-	-	-	-	-	-	-	-	122	1,753	122	1,753	(1,631)	-93%
Net gains on disposals	-	-	-	-	201	-	201	100%	-	-	201	-	201	100%
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, provision for taxes, and discontinued operations	5,184	3,963	1,221	31%	14,197	(728)	14,925	2050%	(18,632)	(9,518)	749	(6,283)	7,032	112%
Gain on remeasurement of previously held joint venture	-	-	-	-	-	-	-	-	-	72,345	-	72,345	(72,345)	-100%
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	(1,925)	-	(1,925)	1,925	100%
Provision for taxes	-	-	-	-	-	-	-	-	(1,131)	(806)	(1,131)	(806)	(325)	-40%
Income (loss) from continuing operations	5,184	3,963	1,221	31%	14,197	(728)	14,925	2050%	(19,763)	60,096	(382)	63,331	(63,713)	-101%
Income (loss) from discontinued operations	-	-	-	-	-	-	-	-	58	(481)	58	(481)	539	112%
Net income (loss)	$5,184	$3,963	$1,221	31%	$14,197	$(728)	$14,925	2050%	$(19,705)	$59,615	$(324)	$62,850	$(63,174)	-101%

(1)	Properties owned as of January 1, 2014 and still owned as of June 30, 2015.
(2)	Includes results, from the dates of acquisition through the periods presented, for properties acquired during 2014 and 2015.

The increase in net income from continuing operations related to the same-store properties for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due to an increase of $1,153 in rental revenue from one property acquired in May 2013, which was a build-to-suit and from which we began collecting rent in June 2014.

The increase in net income from continuing operations related to the acquisitions for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is due to our 25 property acquisitions in the second half of 2014 and 43 property acquisitions in the six months ended June 30, 2015, which are reflected in the 2015 results and not in the 2014 results. The increase is also attributable to our acquisition of the Bank of America Portfolio on June 9, 2014.

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

Our ability to borrow under our Unsecured Credit Facility and Term Loan is subject to the restrictions contained in the Merger Agreement and our ongoing compliance with a number of customary financial covenants including our maximum secured and unsecured leverage ratios, minimum fixed charge coverage ratios, consolidated adjusted net worth values, unencumbered asset values, occupancy rates, and portfolio lease terms.

As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipated short-term and long-term liquidity needs as well as our recourse liabilities, if any.

Cash Flows

Net cash provided by operating activities increased $21,420 to $37,573 for the six months ended June 30, 2015 compared to $16,153 for the same period in 2014. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the six months ended June 30, 2015 was $794,120 compared to net cash used by investing activities of $200,064 during the same period in 2014. The increase in cash flow used by investing activities in 2015 is primarily attributable to the acquisition of 43 properties during the six months ended June 30, 2015, net of any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the six months ended June 30, 2015 was $600,040 as compared to net cash provided by financing activities of $239,314 during the same period in 2014. The increase is primarily attributable to the net proceeds from our equity raises and the funds provided from our Unsecured Credit Facility, net of our payment of dividends.

Capitalization

As of June 30, 2015, our authorized capital stock consists of 230,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 5,000,000 shares of excess stock, $0.001 par value per share. As of June 30, 2015,  57,396,418 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

On March 20, 2015 at 5:00 p.m. Eastern time, we effectuated a reverse stock split of our common stock and the outstanding units of GPT Property Trust LP at a ratio of 1-for-4.

In April 2015, we completed an underwritten public offering of 9,775,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase up to 1,275,000 additional shares of common stock. The shares of common stock were issued at a public offering price of $27.75 per share and the net proceeds from the offering were approximately $259,325, after expenses.

On June 23, 2015, our stockholders approved Articles of Amendment to our Articles of Incorporation decreasing the number of authorized shares of our common stock from 400,000,000 shares to 200,000,000 shares. The Articles of Amendment were filed with the Maryland State Department of Assessments and Taxation on June 23, 2015 and became effective on that date.

Market Capitalization

At June 30, 2015, our consolidated market capitalization is $2,396,002 based on a common stock price of $23.37 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2015. Market capitalization includes consolidated debt and common and preferred stock.

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the six months ended June 30, 2015, we assumed $141,033 of non-recourse mortgages in connection with 16 real estate acquisitions. During the year ended December 31, 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.

Unsecured Debt

Unsecured Credit Facility and Term Loan

In June 2014, we entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, we expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. In May 2015, we amended the revolving borrowing capacity to bifurcate the Unsecured Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that may be denominated in certain foreign currencies. In July 2015, we expanded the Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in the Unsecured Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the Unsecured Credit Facility from $350,000 to $450,000.The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

As of June 30, 2015, there were borrowings of $200,000 outstanding under the Term Loan and borrowings of $350,000 outstanding under the Unsecured Credit Facility.

Other Financing Activities

During the three months ended June 30, 2015, we withheld 2,773 shares of common stock from employees for approximately $65 to pay withholding taxes in connection with the vesting of restricted stock awards.

Contractual Obligations

Combined aggregate principal maturities of our mortgage notes, Term Loan, Unsecured Credit Facility, and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
July 1 through December 31, 2015	$-	$3,093	$-	$16,787	$19,880
2016	-	27,833	-	33,182	61,015
2017	-	21,618	-	31,222	52,840
2018	350,000	34,641	-	26,218	410,859
2019	200,000	5,882	115,000	16,440	337,322
Thereafter	-	203,556	-	17,889	221,445
Above market interest	-	-	-	5,525	5,525
Total	$550,000	$296,623	$115,000	$147,263	$1,108,886

Leasing Agreements

Our properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2015 are as follows:

Operating Leases
July 1 through December 31, 2015	$77,519
2016	158,101
2017	157,319
2018	153,533
2019	145,554
Thereafter	1,014,034
Total minimum lease rental income	$1,706,060

Contingencies

Two putative class action lawsuits challenging the proposed Merger between Gramercy and Chambers Street have been filed in New York Supreme Court, New York County. The actions are captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015). A third putative class action has been filed in the Circuit Court for Baltimore City, Maryland, captioned Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015). The complaints allege, among other things, that the directors of Gramercy breached their fiduciary duties to Gramercy shareholders by agreeing to sell Gramercy for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. In addition, the lawsuits allege that Chambers Street and certain of its affiliates aided and abetted these purported breaches of fiduciary duty. The Jobin complaint also names Gramercy as a nominal defendant and asserts a derivative claim for breach of fiduciary duty against the directors of Gramercy. The lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages. The defendants believe the lawsuits are without merit.

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

In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we are liable for the NYC DOF Transfer Tax Assessment. In July 2015, we appealed the adverse decision of the NYC Tribunal. A decision on our appeal is expected in early 2016.

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest for the matter recorded in discontinued operations for the three and six months ended June 30, 2015, respectively. There was $68 and $136 of interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2014, respectively.

In connection with our property acquisitions, we have determined that there is a risk we will have to pay future amounts to tenants related to open operating expense reimbursement audits. We have estimated a range of loss and determined that our best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of June 30, 2015.  We have determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimate this range to be $7,000 to $12,000.

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including a joint venture and equity investments. These investments all have varying ownership structures. Our joint venture arrangement and equity investments are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of the joint venture. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying Condensed Consolidated Financial Statements.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable, and the Company is also subject to the requirements of the Merger Agreement.

A summary of dividends paid is as follows:

Quarter Ended	Common(1)	Preferred
March 31, 2014	$-	$37,878
June 30, 2014	$2,477	$1,790
September 30, 2014	$4,094	$1,791
December 31, 2014	$4,221	$2,355
March 31, 2015	$9,354	$1,559
June 30, 2015	$9,491	$1,558

(1)Common dividends declared for a quarter are accrued for during the quarter and then paid to common stockholders of record as of the end of the quarter during the month following the quarter-end.

Transactions with Director Related Entities and Related Parties

Our CEO, Gordon F. DuGan, is on the board of directors and has capital commitments to the Gramercy European Property Fund, in which we have an equity investment of $2,552 and outstanding capital commitments of $53,071 (€47,610) as of June 30, 2015.

We acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our directors, Jeffrey Kelter, serves as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.

The Chief Executive Officer of SL Green Realty Corp. (NYSE: SLG), or SL Green, Marc Holliday, was one of our directors until September 30, 2014, when he resigned effective immediately as a member of our board of directors. There was no disagreement between us and the director on any matter relating to our operations, policies or practices.

In June 2014, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $94 and $188 under the lease for the three and six months ended June 30, 2015, respectively. We paid $92 and $184 under the lease for the three and six months ended June 30, 2014, respectively.

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

FFO for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) available to common stockholders	$(1,823)	$61,560	$(3,378)	$59,269
Add:
Depreciation and amortization	24,716	6,760	43,414	10,145
FFO adjustments for joint ventures and equity investments	121	1,661	199	3,952
Net loss attributed to noncontrolling interest	(21)	-	(63)	-
Net (income) loss for discontinued operations	(120)	395	(58)	481
Less:
Non real estate depreciation and amortization	(223)	(220)	(439)	(376)
Gain on remeasurement of previously held joint venture	-	(72,345)	-	(72,345)
Net gain from disposals	(201)	-	(201)	-
Funds from operations available to Gramercy Property Trust Inc.	$22,449	$(2,189)	$39,474	$1,126
Funds from operations per share - basic	$0.40	$(0.10)	$0.76	$0.05
Funds from operations per share - diluted	$0.39	$(0.10)	$0.74	$0.05

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding - EPS	55,612,741	23,188,500	51,204,638	20,529,075
Weighted average non-vested share based payment awards	265,157	(187,629)	261,462	-
Weighted average partnership units held by noncontrolling interest	485,374	-	509,247	-
Weighted average common shares and units outstanding	56,363,272	23,000,871	51,975,347	20,529,075

Diluted weighted average common shares and common share equivalents outstanding - EPS (1)	55,612,741	23,771,868	51,204,638	21,112,594
Weighted average partnership units held by noncontrolling interest	485,374	-	509,247	-
Weighted average non-vested share based payment awards	692,806	-	689,111	-
Weighted average stock options	15,064	-	15,381	-
Phantom shares	154,594	-	154,594	-
Dilutive effect of Exchangeable Senior Notes	347,297	-	446,765	-
Diluted weighted average common shares and units outstanding	57,307,876	23,771,868	53,019,736	21,112,594

(1)

For the three and six months ended June 30, 2015, the diluted weighted average share calculation, which is the denominator in diluted earnings per share, excludes potentially dilutive securities because they would have been anti-dilutive during those periods. The denominator for diluted earnings per share for the three and six months ended June 30, 2014 are the same, however, FFO per diluted share for the three months ended June 30, 2014 does not include potentially dilutive securities, while FFO per diluted share for the six months ended June 30, 2014, includes potentially dilutive securities.

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

•

risks related to the proposed Merger with Chambers Street, including litigation related to the Merger, any decreases in the market price of Chambers Street stock, the fixed nature of the exchange ratio associated with the merger consideration, the potential negative impact on our stock price and future business and financial results caused by failure to complete the Merger, provisions of the Merger Agreement that may discourage potential acquisition proposals or may result in any acquisition proposal being at a lower price than it might otherwise be, potential adverse effects on our business and operations caused by the pendency of the Merger and risks relating to the combined company in the event of the Merger, if completed, including that the Merger may not achieve its fully intended results;

•

risks associated with the ability to consummate the proposed Merger with Chambers Street, including shareholder approval requirements and the termination rights available to Chambers Street, and the timing of the closing of the Merger;

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

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets;

•	the high tenant concentration of a single tenant, Bank of America, N.A., in our Bank of America Portfolio;

•	availability of, and ability to retain, qualified personnel and directors;

•	changes to our management and board of directors;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. Subject to the restrictions contained in the Merger Agreement, we expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes, subject to the restrictions contained in the Merger Agreement. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Unsecured Credit Facility has an outstanding balance of $350,000 at June 30, 2015. The Term Loan and mortgage note payable have an outstanding balance of $215,633 at June 30, 2015, however these debt obligations are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the Unsecured Credit Facility:

Change in LIBOR	Projected Increase (Decrease) in Net Income
Base case
+100 bps	$(894)
+200 bps	$(1,789)
+300 bps	$(2,683)

Credit Risk

Credit risk refers to the ability of each tenant in our portfolio of real estate investments to make contractual lease payments on the scheduled due dates. Subject to the restrictions contained in the Merger Agreement, we seek to reduce credit risk of our real estate investments by entering into long-term leases with tenants after a careful evaluation of credit worthiness as part of our property acquisition process. If defaults occur, we employ our asset management resources to mitigate the severity of any losses and seek to relet the property. In the event of a significant rising interest rate environment and/or economic downturn, tenant delinquencies and defaults may increase and result in credit losses that would materially and adversely affect our business, financial condition and results of operations.

Foreign Currency Exchange Rate Risk

We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe by financing our investments in the local currency denominations, subject to the restrictions contained in the Merger Agreement. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three and six months ended June 30, 2015, we recognized a realized foreign currency transaction loss of $4 and $10, respectively, and no unrealized foreign currency transaction gain or loss. Foreign currency transaction gains and losses are included in Other Income in the Condensed Consolidated Statement of Operations.

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

Two putative class action lawsuits challenging the proposed Merger between Gramercy and Chambers Street have been filed in New York Supreme Court, New York County. The actions are captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015). A third putative class action has been filed in the Circuit Court for Baltimore City, Maryland, captioned Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015). The complaints allege, among other things, that the directors of Gramercy breached their fiduciary duties to Gramercy shareholders by agreeing to sell Gramercy for inadequate consideration and agreeing to improper deal protection terms in the Merger Agreement. In addition, the lawsuits allege that Chambers Street and certain of its affiliates aided and abetted these purported breaches of fiduciary duty. The Jobin complaint also names Gramercy as a nominal defendant and asserts a derivative claim for breach of fiduciary duty against the directors of Gramercy. The lawsuits seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages. The defendants believe the lawsuits are without merit.

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

In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse decision of the NYC Tribunal. A decision on the Company’s appeal is expected in early 2016.

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest for the matter recorded in discontinued operations for the three and six months ended June 30, 2015, respectively. There was $68 and $136 of interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2014, respectively.

In addition, we and/or one or more of our subsidiaries is party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 1A.	RISK FACTORS

 Our Annual Report on Form 10-K for the year ended December 31, 2014 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our Annual Report on Form 10-K, which we are including in this Quarterly Report on Form 10-Q as a result of our entering into the Merger Agreement on July 1, 2015, as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, or the value of our common stock. Terms not otherwise defined below are as defined in this Quarterly Report on Form 10-Q.

Risks Relating to the Proposed Merger

The exchange ratio is fixed and will not be adjusted in the event of any change in the share prices of either Chambers Street or Gramercy.

Upon the closing of the Merger, each share of our common stock will be converted into the right to receive 3.1898 of newly issued Chambers Street common shares, with cash paid in lieu of fractional shares. The exchange ratio was fixed in the Merger Agreement, and while it will be adjusted in the event of a recapitalization, merger, subdivision, issuer tender or exchange offer or other similar transaction involving Chambers Street or Gramercy, the exchange ratio will not be adjusted for changes in the market price of either Chambers Street common shares or our common stock. Changes in the price of Chambers Street common shares prior to the Merger will affect the market value of the merger consideration that our stockholders will receive on the closing date of the Merger.  Share price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•  changes in the respective businesses, operations, assets, liabilities and prospects of Chambers Street and Gramercy;

•  changes in market assessments of the business, operations, financial position and prospects of either Gramercy or the combined entity;

•  market assessments of the likelihood that the Merger will be completed;

•  interest rates, general market and economic conditions and other factors generally affecting the price of Chambers Street common shares and Gramercy common stock; and

•  federal, state and local legislation, governmental regulation and legal developments in the businesses in which Chambers Street and Gramercy operate.

The price of Chambers Street common shares at the closing of the Merger may vary from its price on the date the Merger Agreement was executed and thereafter. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.

Therefore, while the number of Chambers Street common shares to be issued per share of our common stock is fixed, our stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Merger.

Failure to complete the Merger could negatively affect our stock price and future business and financial results.

If the Merger is not completed, our ongoing businesses may be adversely affected and we will be subject to numerous risks associated with the failure to complete the Merger, including the following:

•  being required, under certain circumstances, to pay Chambers Street a termination fee of $43,506 and/or reimburse Chambers Street for $20,000 of its expenses in connection with the Merger;

•  having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•  focusing on the Merger instead of on pursuing other opportunities that could be beneficial, without realizing any of the benefits of the Merger having been completed.

If the Merger is not completed, there can be no assurance these risks will not materialize and will not materially affect our business, financial results and share prices.

The Merger Agreement contains provisions that could discourage a potential acquirer or could result in any acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of our business. Further, even if our board of directors withdraws or modifies its recommendation of the Merger, they will still be required to submit the matter to a vote of our stockholders. In certain circumstances, on termination of the Merger Agreement, we may be required to pay a substantial termination fee and/or expense reimbursement to Chambers Street.

These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and/or expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

If the Merger is not consummated by January 31, 2016, either Chambers Street or Gramercy may terminate the Merger Agreement.

Either Chambers Street or Gramercy may terminate the Merger Agreement if the Merger has not been consummated by January 31, 2016. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the Merger.

The pendency of the Merger could adversely affect our business and operations.

In connection with the pending Merger, some of our customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

Risks Relating to the Combined Company

If the proposed Merger closes, the combined company will face various additional risks.

If the proposed Merger closes, the combined company will face various additional risks, including, among others, the following:

•  the combined company expects to incur substantial expenses related to the Merger;

•  following the Merger, the combined company may be unable to integrate the businesses of Chambers Street and Gramercy successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe;

•  following the Merger, the combined company may be unable to implement its future plans to dispose of certain assets and reposition its portfolio;

•  following the Merger, the combined company may be unable to retain key employees;

•  the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger; and

•  counterparties to certain agreements with Chambers Street or Gramercy may exercise contractual rights under such agreements in connection with the Merger.

Any of these risks could adversely affect the business and financial results of the combined company.

If the proposed Merger closes, there will be additional risks relating to an investment in the combined company’s common shares.

The results of operations of the combined company, as well as the market price of the common shares of the combined company, after the Merger may be affected by other factors in addition to those currently affecting our results of operations and the market price of our common stock. Such factors include:

•  there will be a greater number of shares of the combined company outstanding as compared to the number of currently outstanding shares of Gramercy;

•  there will be different shareholders;

•  there will be different businesses;

•  there will be different assets and capitalizations;

•  the market price of the combined company’s common shares may decline as a result of the Merger;

•  the combined company may not pay dividends at or above the rate currently paid by Gramercy;

•  the combined company will have a substantial amount of indebtedness and may need to refinance existing indebtedness or incur additional indebtedness in the future;

•  the combined company would succeed to, and may incur, adverse tax consequences if Chambers Street or Gramercy has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and

•  in certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its shareholders.

Any of these factors could adversely affect our common stock price and financial results.  Accordingly, our historical market prices and financial results may not be indicative of these matters for the combined company after the Merger.

In connection with the announcement of the Merger Agreement, several lawsuits have been filed and are pending, as of the filing date of this Quarterly Report on Form 10-Q, seeking, among other things, to enjoin the Merger and rescind the Merger Agreement, and an adverse judgment in any of the lawsuits may prevent the Merger from being effective or from becoming effective within the expected timeframe.

As of the filing date of this Quarterly Report on Form 10-Q, Chambers Street, Gramercy, Merger Sub, and/or the members of our board of directors have each been named as defendants in several lawsuits brought by holders of our common stock challenging the Merger. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, and an award of damages and expenses. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed upon terms, the injunction may prevent the completion of the Merger in the expected timeframe (if at all).

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

3.14

Articles of Amendment to the Articles of Incorporation of the Company, decreasing the number of authorized shares of common stock from 400,000,000 shares to 200,000,000 shares, dated June 23, 2015, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.

4.1

Form of specimen stock certificate representing the common stock of the Company, par value $.001 per share, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015.

4.2

Form of stock certificate evidencing the 7.125% Series B Cumulative Redeemable Preferred Stock of the Company, par value $0.001 per share, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2014.

10.1

Amendment No. 2 to the Revolving Credit and Term Loan Agreement, dated as of May 22, 2015, among the Operating Partnership, the Company and certain of its subsidiaries, the Lenders referred to therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 29, 2015.

10.2	Gramercy Property Trust Inc. 2015 Equity Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on June 23, 2015.
10.3	Form of Stock Award for Executives, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.

10.4	Form of Stock Award for Employees, filed herewith.
10.5	Form of Non-Qualified Stock Option Award for Non-Employee Directors, filed herewith.
10.6	Form of Phantom Share Award for Non-Employee Directors, filed herewith.
10.7

Agreement for Purchase and Sale of Real Estate, dated May 15, 2015, by and among GPT ML Owner 1 LLC, GPT ML Owner 2 LLC, GPT Summerlin Owner LLC, GPT Colorado Springs Owner LLC, GPT Reston Owner LLC and GPT Mansfield Owner LLC and LTF Holdings, Inc., filed herewith.

10.8

First Amendment of Agreement for Purchase and Sale of Real Estate, dated June 10, 2015, by and among GPT ML Owner 1 LLC, GPT ML Owner 2 LLC, GPT Summerlin Owner LLC, GPT Colorado Springs Owner LLC, GPT Reston Owner LLC and GPT Mansfield Owner LLC and LTF Holdings, Inc., filed herewith.

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

GRAMERCY PROPERTY TRUST INC.

Dated: August 5, 2015	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)