Form 10-Q
period 2015-09-30
Gramercy Property Trust Inc.
filed 2015-11-05
CIK 1287701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant's common stock, $0.001 par value, was 57,501,284 as of October 30, 2015.

GRAMERCY PROPERTY TRUST INC.

Gramercy Property Trust Inc.

Condensed Consolidated Balance Sheets

(Unaudited, dollar amounts in thousands, except per share data)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

	September 30, 2015	December 31, 2014
Assets:
Real estate investments, at cost:
Land	$439,591	$239,503
Building and improvements	1,623,447	828,117
Less: accumulated depreciation	(66,336)	(27,598)
Total real estate investments, net	1,996,702	1,040,022
Cash and cash equivalents	38,108	200,069
Restricted cash	9,128	1,244
Joint ventures and equity investments	13,928	-
Servicing advances receivable	1,515	1,485
Retained CDO bonds	11,568	4,293
Tenant and other receivables, net	26,429	15,398
Acquired lease assets, net of accumulated amortization of $44,231 and $15,168	324,421	200,231
Deferred costs, net of accumulated amortization of $4,309 and $1,908	15,566	10,355
Goodwill	3,663	3,840
Other assets	10,699	23,063
Total assets	$2,451,727	$1,500,000

Liabilities and Equity:
Liabilities:
Exchangeable senior notes, net	$108,997	$107,836
Senior unsecured term loan	300,000	200,000
Unsecured credit facility	270,059	-
Mortgage notes payable	318,874	161,642
Total long term debt	997,930	469,478
Accounts payable and accrued expenses	25,762	18,806
Dividends payable	12,927	9,579
Accrued interest payable	2,302	2,357
Deferred revenue	15,985	11,592
Below-market lease liabilities, net of accumulated amortization of $14,648 and $3,961	214,609	53,826
Derivative instruments, at fair value	6,437	3,189
Other liabilities	7,849	8,263
Total liabilities	1,283,801	577,090
Commitments and contingencies	-	-
Noncontrolling interest in the Operating Partnership	11,277	16,129

Equity:
Common stock, par value $0.001, 200,000,000 and 220,000,000 shares authorized, and 57,493,902 and 46,736,392 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	57	47
Series B cumulative redeemable preferred stock, par value $0.001, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014.	84,394	84,394
Additional paid-in-capital	2,053,955	1,768,977
Accumulated other comprehensive income (loss)	(1,131)	(3,703)
Accumulated deficit	(980,781)	(942,934)
Total stockholders’ equity	1,156,494	906,781
Noncontrolling interest in other partnerships	155	-
Total equity	1,156,649	906,781
Total liabilities and equity	$2,451,727	$1,500,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Operations

(Unaudited, dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$47,235	$19,921	$117,990	$37,691
Management fees	5,153	4,848	17,571	18,867
Operating expense reimbursements	11,237	8,960	29,113	12,338
Investment income	445	492	1,208	1,393
Other income	1,143	80	1,413	224
Total revenues	65,213	34,301	167,295	70,513
Expenses
Property operating expenses:
Property management expenses	4,780	3,293	14,557	13,425
Property operating expenses	11,051	9,238	29,006	13,011
Total property operating expenses	15,831	12,531	43,563	26,436
Other-than-temporary impairment	-	1,650	-	1,650
Portion of impairment recognized in other comprehensive loss	-	(907)	-	(907)
Net impairment recognized in earnings	-	743	-	743
Depreciation and amortization	25,120	12,306	68,534	22,451
Interest expense	9,227	4,934	23,225	11,070
Realized loss on derivative instruments	-	-	-	3,300
Management, general and administrative	4,748	4,819	14,299	13,658
Acquisition and merger-related expenses	6,547	1,323	13,508	3,246
Total expenses	61,473	36,656	163,129	80,904
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, and provision for taxes	3,740	(2,355)	4,166	(10,391)
Equity in net income (loss) of joint ventures and equity investments	(1,096)	103	(974)	1,856
Net gains on disposals	392	-	593	-
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, provision for taxes, and discontinued operations	3,036	(2,252)	3,785	(8,535)
Gain on remeasurement of previously held joint venture	-	-	-	72,345
Loss on extinguishment of debt	-	-	-	(1,925)
Provision for taxes	(985)	(165)	(2,116)	(971)
Income (loss) from continuing operations	2,051	(2,417)	1,669	60,914
Income (loss) from discontinued operations	(41)	(41)	17	(522)
Net income (loss)	2,010	(2,458)	1,686	60,392
Net (income) loss attributable to noncontrolling interest	(20)	104	43	104
Net income (loss) attributable to Gramercy Property Trust Inc.	1,990	(2,354)	1,729	60,496
Preferred stock redemption costs	-	(2,912)	-	(2,912)
Preferred stock dividends	(1,559)	(2,192)	(4,676)	(5,773)
Net income (loss) available to common stockholders	$431	$(7,458)	$(2,947)	$51,811
Basic earnings per share: (1)
Net income (loss) from continuing operations, after preferred dividends	$0.01	$(0.25)	$(0.06)	$2.21
Net income (loss) from discontinued operations	-	-	-	(0.02)
Net income (loss) available to common stockholders	$0.01	$(0.25)	$(0.06)	$2.19
Diluted earnings per share: (1)
Net income (loss) from continuing operations, after preferred dividends	$0.01	$(0.25)	$(0.06)	$2.15
Net income (loss) from discontinued operations	-	-	-	(0.02)
Net income (loss) available to common stockholders	$0.01	$(0.25)	$(0.06)	$2.13
Basic weighted average common shares outstanding (1)	57,666,780	29,481,537	53,226,406	23,702,710
Diluted weighted average common shares and common share equivalents outstanding (1)	58,838,683	29,481,537	53,226,406	24,296,691

(1) Adjusted for the 1-for-4 reverse stock split completed on March 20, 2015. Refer to Note 11, “Stockholders’ Equity,” for further information related to the reverse stock split.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,010	$(2,458)	$1,686	$60,392
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	368	(907)	6,129	(466)
Unrealized gain (loss) on derivative instruments	(2,584)	1,031	(3,248)	(1,172)
Foreign currency translation adjustments	(360)	-	(309)	-
Other comprehensive income (loss)	(2,576)	124	2,572	(1,638)
Comprehensive income (loss)	(566)	(2,334)	4,258	58,754
Net (income) loss attributable to noncontrolling interest	(20)	104	43	104
Other comprehensive (income) loss attributable to noncontrolling interest	21	(2)	(32)	(2)
Comprehensive income (loss) attributable to Gramercy Property Trust Inc.	$(565)	$(2,232)	$4,269	$58,856

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statement of Equity

(Unaudited, dollar amounts in thousands)

	Gramercy Property Trust Inc. Stockholders
					Accumulated	Retained	Total
			Series B	Additional	Other	Earnings /	Gramercy
	Common Stock		Preferred	Paid-In-	Comprehensive	(Accumulated	Property	Noncontrolling
	Shares	Par Value	Stock	Capital	Income (Loss)	Deficit)	Trust Inc.	interest	Total
Balance at December 31, 2014	46,736,392	$47	$84,394	$1,768,977	$(3,703)	$(942,934)	$906,781	$-	$906,781
Net income (loss)	-	-	-	-	-	1,729	1,729	(12)	1,717
Change in net unrealized loss on derivative instruments	-	-	-	-	(3,248)	-	(3,248)	-	(3,248)
Change in net unrealized gain on debt securities	-	-	-	-	6,129	-	6,129	-	6,129
Offering costs	-	-	-	(12,121)	-	-	(12,121)	-	(12,121)
Issuance of stock	10,544,034	10	-	289,900	-	-	289,910	-	289,910
Issuance of stock - stock purchase plan	2,599	-	-	54	-	-	54	-	54
Stock based compensation - fair value	96,370	-	-	2,628	-	-	2,628	-	2,628
Conversion of OP Units to common stock	114,507	-	-	3,127	-	-	3,127	-	3,127
Reallocation of noncontrolling interest in the operating partnership	-	-	-	1,390	-	-	1,390	-	1,390
Dividends on preferred stock - Series B	-	-	-	-	-	(4,676)	(4,676)	-	(4,676)
Dividends on common stock	-	-	-	-	-	(34,900)	(34,900)	-	(34,900)
Contributions to consolidated equity investment	-	-	-	-	-	-	-	171	171
Foreign currency translation adjustments	-	-	-	-	(309)	-	(309)	(4)	(313)
Balance at September 30, 2015	57,493,902	$57	$84,394	$2,053,955	$(1,131)	$(980,781)	$1,156,494	$155	$1,156,649

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$1,686	$60,392
Adjustments to net cash provided by operating activities:
Depreciation and amortization	68,534	22,451
Amortization of acquired leases to rental revenue and expense	(10,365)	(1,363)
Amortization of deferred costs	2,192	1,426
Amortization of discounts and other fees	(2,069)	(539)
Payment of capitalized tenant leasing costs	(3,001)	(77)
Amortization of lease inducement costs	183	132
Straight-line rent adjustment	(8,940)	(2,708)
Non-cash impairment charges	-	743
Realized loss on derivative instruments	-	3,300
Distributions received from joint ventures and equity investments	309	3,269
Equity in net income of joint ventures and equity investments	974	(1,856)
Net gain on disposal of properties	(593)	-
Gain from remeasurement of previously held joint ventures	-	(72,345)
Loss on extinguishment of debt	-	1,925
Amortization of stock-based compensation	2,628	1,907
Other non-cash adjustments	(49)	-
Changes in operating assets and liabilities:
Restricted cash	(938)	(69)
Tenant and other receivables	(1,417)	5,323
Accrued interest	(30)	(145)
Other assets	11,864	(3,588)
Accounts payable, accrued expenses and other liabilities	1,040	4,113
Deferred revenue	3,993	1,929
Net cash provided by operating activities	66,001	24,220
Investing Activities:
Capital expenditures	(2,362)	(15,446)
Distributions received from joint venture property sales	-	3,841
Contributions to joint ventures and equity investments	(10,834)	-
Acquisition of real estate	(879,551)	(299,195)
Proceeds from sale of real estate	68,779	-
Restricted cash for tenant improvements	(6,908)	(114)
Proceeds from repayments of servicing advances receivable	-	7,428
Net cash used for investing activities	(830,876)	(303,486)
Financing Activities:
Proceeds from sale of common stock	289,910	232,263
Proceeds from unsecured term loan and credit facility	685,120	258,000
Repayment of unsecured credit facility	(315,000)	(68,000)
Repayment of mortgage notes payable	(4,049)	(204,451)
Proceeds from issuance of exchangeable senior notes	-	115,000
Offering costs	(12,121)	(11,591)
Payment of deferred financing costs	(4,602)	(8,339)
Proceeds from issuance of Series B shares	-	87,500
Issuance costs for Series B shares	-	(2,762)
Redemption of Series A shares	-	(89,279)
Preferred stock dividends paid	(4,676)	(41,459)
Common stock dividends paid	(31,537)	(6,571)
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	54	-
Contributions from noncontrolling interests in other partnerships	169	-
Distribution to noncontrolling interest holders	(318)	-
Change in restricted cash from financing activities	(37)	(243)
Net cash provided by financing activities	602,913	260,068
Net decrease in cash and cash equivalents	(161,962)	(19,198)
Increase in cash and cash equivalents related to foreign currency translation	1	-
Cash and cash equivalents at beginning of period	200,069	43,333
Cash and cash equivalents at end of period	$38,108	$24,135
Non-cash activity:
Consolidation of real estate investments - joint venture interest	$-	$106,294
Fair value adjustment to noncontrolling interest in the operating partnership	$(1,390)	$-
Debt assumed in acquisition of real estate	$153,877	$45,607
Real estate acquired for units of noncontrolling interests in the operating partnership	$-	$22,670
Redemption of units of noncontrolling interest in the operating partnership for common stock	$(3,127)	$-
Supplemental cash flow disclosures:
Interest paid	$22,388	$8,058
Income taxes paid	$1,238	$1,562
Proceeds from 1031 exchange transactions	$8,619	$-
Use of funds from 1031 exchanges for acquisitions of real estate	$(8,619)	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

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

On July 1, 2015, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chambers Street Properties, or Chambers Street, and Columbus Merger Sub, LLC, or Merger Sub, an indirect wholly owned subsidiary of Chambers Street. The proposed merger transaction, or the Merger, is expected to be accounted for under the acquisition method of accounting for business combinations in accordance with Accounting Standards Codification, or ASC, 805 with Gramercy treated as the accounting acquirer.

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

During the three months ended September 30, 2015, the Company acquired four properties aggregating approximately 1.1 million square feet for a total purchase price of approximately $111,500. During the nine months ended September 30, 2015, the Company acquired 47 properties aggregating approximately 7.9 million square feet for a total purchase price of approximately $1,050,092.

During the three months ended September 30, 2015, the Company sold two properties aggregating approximately 250,000 square feet for total gross proceeds of approximately $70,100. During the nine months ended September 30, 2015, the Company sold five properties aggregating approximately 336,000 square feet for total gross proceeds of approximately $78,719.

As of September 30, 2015, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	68	14,167,861	100.0%
Office/Banking Centers	80	4,819,052	98.3%
Specialty Industrial	14	676,472	100.0%
Specialty Retail	9	1,187,258	100.0%
Data Centers	2	227,953	100.0%
Total	173	21,078,596	99.6%

Tenants include Bank of America, N.A, Healthy Way of Life II, LLC (d.b.a Life Time Fitness), Nokia Networks, Kar Auction Services, CEVA Freight, LLC, and others. As of September 30, 2015, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages approximately $800,000 of commercial real estate assets for third parties.

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

September 30, 2015

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

September 30, 2015

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

The Company also reviews the recoverability of a property’s carrying value when circumstances indicate there may be a possible impairment. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges and takes into account factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines it will be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost to dispose. These assessments are recorded in the Condensed Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset. The Company recorded impairment charges of $0 and $149 during the three and nine months ended September 30, 2015, respectively, on one property that was sold during the nine months ended September 30, 2015, and no impairment charges during the three and nine months ended September 30, 2014.

Joint Ventures and Equity Investments

The Company accounts for its investments in joint ventures and equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In a joint venture, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investment. The investment is recorded initially at cost as an investment in joint venture or equity investment, and subsequently is adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investment on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the joint venture or equity investment debt is recourse to the Company. As of September 30, 2015 and December 31, 2014, the Company had equity investments of $13,928 and $0 in unconsolidated joint ventures and equity investments, respectively.

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

Restricted Cash

The Company had restricted cash of $9,128 and $1,244 at September 30, 2015 and December 31, 2014, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Variable Interest Entities

The Company had one consolidated VIE as of September 30, 2015 and December 31, 2014. The Company had four unconsolidated VIEs as of September 30, 2015 and December 31, 2014. The following is a summary of the Company’s involvement with VIEs as of September 30, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
European Fund Manager	$330	$21	$330	$21
Unconsolidated VIEs
European Fund Carry Co.	$-	$-	$11	$12
Retained CDO Bonds	$11,568	$-	$1,425,914	$1,317,815

The following is a summary of the Company’s involvement with VIEs as of December 31, 2014:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
European Fund Manager	$-	$-	$-	$-
Unconsolidated VIEs
European Fund Carry Co.	$-	$-	$-	$-
Retained CDO Bonds	$4,293	$-	$1,691,854	$1,547,693

Consolidated VIEs

Gramercy Europe Asset Management (European Fund Manager)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As the Company controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is that entity’s primary beneficiary and has consolidated the VIE.

European Fund Manager is expected to generate net cash inflows for the Company in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.

Unconsolidated VIEs

Gramercy Europe Asset Management (European Fund Carry Co.)

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by the Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Investment in Retained CDO Bonds

The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, which the Company recognized subsequent to the disposal of its Gramercy Finance segment, or Gramercy Finance, and exit from the commercial real estate finance business in March 2013. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIEs’ economic performance.

Assets Held For Sale

As of September 30, 2015 and December 31, 2014, the Company had no assets classified as held for sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation expense is no longer recorded.

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

Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2015 and December 31, 2014 were $56 and $188, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, management fees, including incentive fees, and unbilled rent receivables and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.

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

September 30, 2015

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

The Company recorded $9,808 and $27,947 of amortization of intangible assets as part of depreciation and amortization for the three and nine months ended September 30, 2015, respectively. The Company recorded $3,586 and $6,753 of amortization of intangible assets as part of depreciation and amortization for the three and nine months ended September 30, 2014, respectively.

The Company recorded $4,309 and $10,359 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three and nine months ended September 30, 2015, respectively. The Company recorded $1,314 and $1,384 of amortization of intangible assets and liabilities as a net increase to rental revenue for the three and nine months ended September 30, 2014, respectively.

The Company recorded ($1) and ($41) of amortization of ground rent intangible assets and liabilities as part of other property operating expenses for the three and nine months ended September 30, 2015, respectively. The Company recorded $17 and $21 of amortization of ground rent intangible assets and liabilities as part of other property operating expenses for the three and nine months ended September 30, 2014, respectively.

Intangible assets and acquired lease obligations consist of the following:

	September 30, 2015	December 31, 2014
Intangible assets:
In-place leases, net of accumulated amortization of $40,132 and $13,581	$296,698	$181,426
Above-market leases, net of accumulated amortization of $3,977 and $1,520	24,292	14,380
Below-market ground rent, net of accumulated amortization of $122 and $67	3,431	4,425
Total intangible assets	$324,421	$200,231
Intangible liabilities:
Below-market leases, net of accumulated amortization of $14,523 and $3,932	$211,063	$51,853
Above-market ground rent, net of accumulated amortization of $125 and $29	3,546	1,973
Total intangible liabilities	$214,609	$53,826

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The following table provides the weighted-average amortization period as of September 30, 2015 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	October 1 to December 31, 2015	2016	2017	2018	2019
In-place leases
Total to be included in depreciation and amortization expense	10.9	$10,726	$40,232	$36,497	$34,080	$30,049

Above-market lease assets	9.0	860	3,425	3,364	2,795	2,711
Below-market lease liabilities	21.5	(3,457)	(13,575)	(10,276)	(10,201)	(10,099)

Total to be included in rental revenue		$(2,597)	$(10,150)	$(6,912)	$(7,406)	$(7,388)

Below-market ground rent	37.4	23	92	92	92	92
Above-market ground rent	37.8	(23)	(94)	(94)	(94)	(94)

Total to be included in property operating expense		$-	$(2)	$(2)	$(2)	$(2)

Goodwill

Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at September 30, 2015 and December 31, 2014 was $3,663 and $3,840, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company has not recorded any impairment on its goodwill.

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

September 30, 2015

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

The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the asset’s estimated useful life, which is generally three years. As of September 30, 2015 and December 31, 2014, the Company had $924 and $948 of unamortized computer software costs, respectively. The Company recorded amortization expense of $155 and $441 on capitalized software costs during the three and nine months ended September 30, 2015, respectively. The Company recorded amortization expense of $123 and $364 on capitalized software costs during the three and nine months ended September 30, 2014, respectively.

The following table provides the weighted-average amortization period as of September 30, 2015 for capitalized software and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	October 1 to December 31, 2015	2016	2017	2018	2019
Capitalized software costs	1.7	$157	$593	$142	$32	$-
Total to be included in depreciation and amortization expense		$157	$593	$142	$32	$-

Contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition. The Company determines the fair value of the contract intangible using a discounted cash flow analysis that considers the future cash flows projected from the contract as well as the term of the contract and any renewal or termination provisions. The present value calculation utilizes a discount rate that reflects the risks associated with the contract acquired. The value of the contract intangible is amortized on a straight-line basis over the expected remaining useful term of the contract. If the contract is terminated prior to its contractual expiration and no future payments will be received, any unamortized balance of the contract intangible would be written off to property management expense. As of September 30, 2015 and December 31, 2014, the Company had $127 and $480 of unamortized contract intangible assets, respectively. The Company recorded amortization expense of $12 and $36 related to the contract intangible during the three and nine months ended September 30, 2015, respectively. The Company recorded no amortization expense related to the contract intangible during the three and nine months ended September 30, 2014. Contract intangibles are recorded in other assets on the Company’s Condensed Consolidated Balance Sheets.

The following table provides the weighted-average amortization periods as of September 30, 2015 for contract intangible assets and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	October 1 to December 31, 2015	2016	2017	2018	2019
Contract intangible asset	2.8	$12	$46	$46	$23	$-
Total to be included in property management expense		$12	$46	$46	$23	$-

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Valuation of Financial Instruments

At September 30, 2015 and December 31, 2014, the Company measured its Retained CDO Bonds and derivative instruments on a recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments. The three broad levels defined are as follows:

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management.

For the three and nine months ended September 30, 2015, the Company recognized incentive fees of $111 and $3,082, respectively. For the three and nine months ended September 30, 2014, the Company recognized incentive fees of $0 and $635, respectively.

Rent Expense

Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in property management expense or management, general and administrative expense.

Operating and General and Administrative Expenses

Property operating expenses include insurance, property management, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate the Company’s properties as well as costs directly related to its asset management business on properties owned by third parties in both the United States and Europe.

General and administrative expenses represent costs unrelated to property operations or acquisition related costs. These expenses primarily include corporate office expenses, employee compensation and benefits as well as costs related to being a listed public company including certain audit fees, director and officer insurance, legal costs and other professional fees.

Stock-Based Compensation Plans

The Company has stock-based compensation plans, described more fully in Note 11. The Company accounts for this plan using the fair value recognition provisions. Awards of stock or restricted stock are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s stock-based compensation plans, the Company accepts the return of shares of the Company's common stock, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its stock-based compensation plans in the form of long term investment plan, or LTIP, units, which are a class of limited partnership interests in the Company’s Operating Partnership. As of September 30, 2015 and December 31, 2014, the Company had 197,682 and 175,731 weighted-average unvested restricted shares outstanding.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The fair value of each stock option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option-pricing model, with the following weighted average assumptions for grants in 2015 and 2014:

	2015	2014
Dividend yield	5.20%	2.50%
Expected life of option	5.0 years	5.0 years
Risk-free interest rate	1.72%	1.81%
Expected stock price volatility	29.00%	41.00%

Foreign Currency

The Company’s Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom and has commitments to invest in the Gramercy European Property Fund, which invests in assets throughout Europe.

Translation

The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded a net translation loss of ($360) and ($309) for the three and nine months ended September 30, 2015, respectively. The Company did not record a net translation gain or loss for the three and nine months ended September 30, 2014. Translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.

During the three and nine months ended September 30, 2015, the Company entered into a net investment hedge in connection with its drawdown of $10,120 (€9,000) on the foreign currency denominated tranche of its Unsecured Credit Facility. The instrument hedges the fluctuations in the euro-U.S. dollar exchange rate for the Company’s equity investment in the Gramercy European Property Fund, which has euros as its functional currency. For the three and nine months ended September 30, 2015, the Company recorded a net gain of $61 in other comprehensive income as the portion of the currency derivative contract used to hedge the currency exposure of the Company’s joint venture investment in the Gramercy European Property Fund which qualifies as a net investment hedge under ASC Topic 815.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the three and nine months ended September 30, 2015, the Company recognized net realized foreign currency transaction losses of $15 and $25, respectively. The company did not recognize foreign currency transaction gains or losses during the three and nine months ended September 30, 2014.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Derivative and Hedging Instruments

In the normal course of business, the Company is exposed to the effect of interest rate and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and net investment hedges. The Company uses a variety of derivative instruments to manage, or hedge, interest rate risk and foreign currency exchange rate risk. The Company requires that derivative and hedging instruments be effective in reducing the interest rate risk or foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the contract. The Company uses a variety of commonly used derivative products that are considered “plain vanilla” derivatives, such as interest rate swaps, caps, collars and floors, as well as net investment hedges. The Company expressly prohibits the use of unconventional derivative and hedging instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

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

For the three and nine months ended September 30, 2015, the Company recorded $985 and $2,116 of income tax expense, respectively. For the three and nine months ended September 30, 2014, the Company recorded $165 and $971 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

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

Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. Asset management clients KBS Real Estate Investment Trust, Inc., or KBS, and Gramercy Europe Asset Management accounted for 81% and 10% of the Company’s management fee income for the three months ended September 30, 2015, respectively, and one asset management client, KBS, accounted for 84% of the Company’s management fee income for the nine months ended September 30, 2015. One asset management client, KBS, accounted for 93% and 74% of the Company’s management fee income for the three and nine months ended September 30, 2014, respectively. Tenants Bank of America, N.A. and Healthy Way of Life II, LLC (d.b.a Life Time Fitness) accounted for 21% and 12% of the Company’s rental revenue for the three months ended September 30, 2015, respectively, and one tenant, Bank of America, N.A., accounted for 26% of the Company’s rental revenue for the nine months ended September 30, 2015. One tenant, Bank of America, N.A, accounted for 40% and 26% of the Company’s rental revenue for the three and nine months ended September 30, 2014, respectively.

Servicing Advances Receivable

Servicing advances receivable is comprised of the accrual for the reimbursement of servicing advances recognized as part of the disposal of Gramercy Finance in March 2013. The accrual for reimbursement of servicing advances includes expenses such as legal fees incurred to negotiate modifications and foreclosures on loan investments, professional fees incurred on certain loans, or fees for services such as appraisals obtained on real estate properties that served as collateral for loan investments, incurred while the Company was the collateral manager of the CDOs. These reimbursement proceeds will be realized when the related assets within the CDOs are liquidated in accordance with the terms of the collateral management and sub-special servicing agreements, which were sold in connection with the disposal of Gramercy Finance. The Company has no control over the timing of the resolution of the related assets, however, the Company earns accrued interest at the prime rate for the time that these reimbursements are outstanding. For the three and nine months ended September 30, 2015, the Company did not receive any reimbursements. For the three and nine months ended September 30, 2014, the Company received $7,418 and $7,428 of reimbursements, respectively. As of September 30, 2015 and December 31, 2014, the servicing advances receivable is $1,515 and $1,485, respectively.

The Company reviews the servicing advances receivable on a quarterly basis and determines collectability by reviewing the expected resolution and timing of the underlying assets of the CDOs. As of September 30, 2015, the Company has reviewed the outstanding servicing advances and has determined that all amounts are collectible.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

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

For the three and nine months ended September 30, 2015, the Company did not recognize any OTTI on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company recognized an OTTI of $743 on its Retained CDO Bonds on the Condensed Consolidated Statements of Operations. A summary of the Company’s Retained CDO Bonds as of September 30, 2015 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non-investment Grade:
Retained CDO Bonds	9	$372,222	$5,905	$5,663	$-	$11,568	2.9
Total	9	$372,222	$5,905	$5,663	$-	$11,568	2.9

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the nine months ended September 30, 2014:

Balance as of December 31, 2013 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	-
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	743
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	-
Reduction for credit losses:
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	-
On Retained CDO Bonds sold during the period	-
On Retained CDO Bonds charged off during the period	-
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	-
Balance as of September 30, 2014 of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,745

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. This guidance also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted in select instances. The Company elected to early adopt this standard effective with the interim period beginning January 1, 2015. Adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which serves to simplify the presentation of debt issuance costs in a company’s financial statements. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability, which is consistent with the current presentation of debt discounts. The ASU only affects presentation and does not impact the recognition or measurement of debt issuance costs. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest, which provides additional authoritative guidance for debt issuance costs related to line-of-credit arrangements. The update allows an entity to defer debt issuance costs from a line-of-credit arrangement, present the costs as an asset, and subsequently amortize them ratably over the term of the arrangement. The Company has not elected early adoption of the amendments in the updates and is currently evaluating the new guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the update require an acquirer in a business combination to recognize adjustments to estimated amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record the effect of the adjustments on earnings as if the accounting had been completed at the acquisition date and the acquirer must disclose in its financial statements the portion of the amounts recorded in each line item of current-period earnings that would have been recorded in previous periods if the adjustments to estimated amounts had been recognized as of the acquisition date. The update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not been issued. The Company elected to early adopt the guidance in the third quarter of 2015. Adoption did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

3. Dispositions and Assets Held for Sale

During the three and nine months ended September 30, 2015, the Company sold two and five properties, respectively. During the three and nine months ended September 30, 2014, the Company did not sell any properties. The five properties sold in 2015 include four office/banking center properties which comprised an aggregate of approximately 193,000 square feet and a specialty retail asset which comprised approximately 143,000 square feet. The Company received gross proceeds of $70,100 and $78,719 from the sales during the three and nine months ended September 30, 2015, respectively. The Company recognized $392 and $742 in gains on disposals during the three and nine months ended September 30, 2015. The Company recognized impairments of $0 and $149 during the three and nine months ended September 30, 2015, which are included within net gains on disposals on the Company’s Condensed Consolidated Statement of Operations. Three of the property sales in 2015 were structured as like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code. As a result of the sales, the Company deposited $8,619 of the total sales proceeds into an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. The Company then used the funds as consideration for two property acquisitions during the three and nine months ended September 30, 2015. The properties sold during the periods presented were classified as held for sale at the time of disposition, however the properties are not included in discontinued operations as they did not meet the definition of discontinued operations.

The Company had no properties classified as held for sale as of September 30, 2015 or December 31, 2014.

The following operating results for assets previously sold for the three and nine months ended September 30, 2015 and 2014 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Results:
Revenues	$19	$(25)	$(10)	$(62)
Operating expenses	(46)	5	202	(263)
Marketing, general and administrative	(14)	(21)	(175)	(197)
Net income (loss) from discontinued operations	$(41)	$(41)	$17	$(522)

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows.

4. Real Estate Investments

Property Acquisitions

During the nine months ended September 30, 2015, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial (1)	25	5,010,922	$406,234
Office/banking center (1)	9	1,293,601	269,010
Specialty industrial	1	24,700	6,400
Specialty retail	10	1,330,544	300,500
Data center	2	227,953	67,948
Total	47	7,887,720	$1,050,092

(1)

The Company assumed mortgages on 17 of its property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $153,877. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

During the year ended December 31, 2014, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial (1)	24	5,297,891	$302,349
Office/banking center (2)	72	3,669,168	494,620
Specialty industrial	4	32,469	37,300
Specialty retail	-	-	-
Data center	-	-	-
Total	100	8,999,528	$834,269

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

The Company recorded revenues and net income for the three months ended September 30, 2015 of $1,335 and $543, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2015 of $38,055 and $10,802, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the three months ended September 30, 2014 of $1,741 and $245, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2014 of $5,193 and $1,398, respectively, related to the acquisitions during the period. The Company recorded revenues and net income for the three months ended September 30, 2014 of $15,646 and $2,322, respectively, related to the Bank of America Portfolio acquired on June 9, 2014. The Company recorded revenues and net income for the nine months ended September 30, 2014 of $19,102 and $2,750, respectively, related to the Bank of America Portfolio.

Property Purchase Price Allocations

The Company is currently analyzing the fair value of the lease and real estate assets of 26 of its property investments acquired in 2015 and 11 of its property investments acquired in 2014, and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Nine Months ended September 30, 2015	26	$503,442	$65,910	$8,959
Year ended December 31, 2014	11	$115,926	$29,001	$2,396

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company finalized the purchase price allocations for 42 and 22 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition, excluding the Bank of America Portfolio, which is separately disclosed below. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, which the Company adopted in the third quarter of 2015, are shown in the table below:

		Preliminary Allocations recorded			Finalized Allocations recorded
Period Purchase Price Allocation Finalized	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Increase (Decrease) to Rental Revenue	Increase (Decrease) to Depreciation and Amortization Expense
Nine Months ended September 30, 2015 (1)	42	$616,373	$149,308	$26,765	$639,330	$116,181	$16,595	$(147)	$2,471
Year ended December 31, 2014	22	$248,977	$27,550	$2,236	$237,499	$40,792	$4,000	$(2,819)	$258

(1)	Allocations for the nine months ended September 30, 2015 exclude the Bank of America Portfolio, which is separately disclosed below.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and nine months ended September 30, 2015 and 2014 as though the acquisitions were completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (2)
Pro forma revenues	$64,909	$40,467	$187,947	$182,203
Pro forma net income (loss) available to common stockholders (1)	$(340)	$(5,502)	$6,860	$12,424
Pro forma earnings (loss) per common share-basic	$(0.01)	$(0.19)	$0.13	$0.52
Pro forma earnings (loss) per common share-diluted	$(0.01)	$(0.19)	$0.12	$0.51
Pro forma common shares-basic	57,204,016	29,481,537	54,124,665	23,841,807
Pro forma common share-diluted	57,204,016	29,481,537	55,035,187	24,296,691

(1)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.
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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Gramercy Europe Asset Management

On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Asset Management, for $3,755 and the issuance of 24,133 shares of the Company’s common stock, valued at $652 as of the date of closing. The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. During the second quarter of 2015, the Company finalized the purchase price allocation for the acquisition of Gramercy Europe Asset Management. As a result of the finalized purchase price allocation, the Company increased the allocation to assets by $190, increased the allocation to liabilities by $105, and decreased goodwill by $85. The final allocation of the purchase price included assets of $1,092, liabilities of $503, and goodwill of $3,802 recognized on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015. Additionally, the finalization of the purchase price allocation resulted in a decrease to net income of $80 to record adjustments to amortization and incentive fees on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.

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

During the first quarter of 2015, the Company finalized the purchase price allocation for the Bank of America Portfolio. As a result of the finalized purchase price allocations, the Company increased real estate assets by $123,596,  increased intangible assets by $35,346, and increased intangible liabilities by $158,942. These final allocations resulted in an increase to rental income of $2,654 and an increase to depreciation expense of $620 to record adjustments to depreciation and amortization on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015.  The final allocation of the purchase price is as follows:

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

September 30, 2015

5. Investments in Joint Ventures and Equity Investments

Gramercy European Property Fund

In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which will target single-tenant industrial, office and specialty retail assets throughout Europe. The Company has committed $55,885 (€50,000), representing an interest of approximately 19.8%. As of September 30, 2015 and December 31, 2014, the Company contributed $15,393 (€13,594) and $0 (€0) to the Gramercy European Property Fund, respectively. Of the contributions made during the nine months ended September 30, 2015, $4,559 (€4,079) was accrued as of September 30, 2015 and funded in October 2015. During the three and nine months ended September 30, 2015, the Gramercy European Property Fund acquired five and six properties, respectively, located in Germany and the Netherlands.

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

Philips Building

The Company owns a 25% interest in the equity owner of a fee interest in 200 Franklin Square Drive, a 200,000 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is financed by a $41,000 fixed rate mortgage note with maturity in September 2035. The loan has an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015.

The Condensed Consolidated Balance Sheets for the Company’s joint ventures and equity investments at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Assets:
Real estate assets, net	$158,781	$46,575
Other assets	41,709	15,225
Total assets	$200,490	$61,800
Liabilities and members' equity:
Mortgages payable	$107,737	$41,000
Other liabilities	17,892	16,602
Members' equity	74,861	4,198
Liabilities and members' equity	$200,490	$61,800

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The Condensed Consolidated Statements of Operations for the joint ventures and equity investments for the three and nine months ended September 30, 2015 and 2014 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014 (2)	2015 (1)	2014 (2)
Revenues	$1,975	$959	$4,249	$31,689
Operating expenses	375	-	903	14,204
Acquisition expenses	5,289	-	5,289	-
Interest	700	534	1,795	5,597
Depreciation	820	312	1,658	8,358
Total expenses	7,184	846	9,645	28,159
Net income (loss) from operations	(5,209)	113	(5,396)	3,530
Loss on derivatives	(591)	-	(591)	-
Net gain (loss) on disposals	-	-	-	(215)
Provision for taxes	(178)	-	(178)	(41)
Net income (loss)	$(5,978)	$113	$(6,165)	$3,274
Company's equity in net income (loss) within continuing operations	$(1,096)	$103	$(974)	$1,856

(1) The results of operations for the three and nine months ended September 30, 2015 include the Gramercy European Property Fund’s results for the period as the equity investment was formed by the Company and several investment partners in December 2014.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

A summary of the activity during the three and nine months ended September 30, 2015 and 2014 related to the Company’s joint ventures and equity investments is as follows:

	As of September 30, 2015			As of December 31, 2014
	Gramercy European Property Fund	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Investment in joint venture or equity investment	$13,928	$-	$13,928	$-	$-	$-	$-

	Three Months ended September 30, 2015			Three Months ended September 30, 2014
	Gramercy European Property Fund	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Equity in net income (loss) of joint venture or equity investment	$(1,199)	$103	$(1,096)	$-	$-	$103	$103
Contributions to joint venture or equity investment	$12,755	$-	$12,755	$-	$-	$-	$-
Distributions from joint venture or equity investment	$-	$103	$103	$-	$-	$103	$103

	Nine Months ended September 30, 2015			Nine Months ended September 30, 2014
	Gramercy European Property Fund	Philips Building	Total	Gramercy European Property Fund	Bank of America Portfolio	Philips Building	Total
Equity in net income (loss) of joint venture or equity investment	$(1,283)	$309	$(974)	$-	$1,547	$309	$1,856
Contributions to joint venture or equity investment	$15,393	$-	$15,393	$-	$-	$-	$-
Distributions from joint venture or equity investment	$-	$309	$309	$-	$6,800	$309	$7,109

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

6. Debt Obligations

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the nine months ended September 30, 2015, the Company assumed $153,877 of non-recourse mortgages in connection with 17 real estate acquisitions. During the year ended December 31, 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions. The Company was in compliance with the covenants under the mortgages at September 30, 2015. The following is a summary of the Company’s secured financing arrangements as of September 30, 2015:

	Encumbered Properties	Balance	Interest Rate	Weighted-average Effective Interest Rate	Weighted-average Maturity
Fixed-rate mortgages	27	$292,330	3.28% to 7.46%	5.39%	October 2016 to June 2029
Variable-rate mortgages (1)	1	15,559	1 Month LIBOR + 2.10%	2.26%	December 2020
Total secured financings	28	$307,889
Above market interest		10,985
Balance at September 30, 2015	28	$318,874

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Unsecured Debt

Unsecured Credit Facility and Term Loan

On June 9, 2014, the Company entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, the Company expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. In May 2015, the Company amended the revolving borrowing capacity to bifurcate the Unsecured Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that may be denominated in certain foreign currencies. In July 2015, the Company expanded the Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in the Unsecured Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the Unsecured Credit Facility from $350,000 to $450,000. In September 2015, the Company borrowed $10,120 (€9,000) under the foreign currency denominated tranche of the Unsecured Credit Facility. The Company designated the euro loan as a net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10, Derivative Instruments, for further information on the net investment hedge. The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, but may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

Interest on outstanding balances on the Term Loan and advances made on the Unsecured Credit Facility is incurred at a floating rate based upon LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio. The Term Loan has a borrowing rate of one-month USD LIBOR plus 1.45%, the Unsecured Credit Facility tranche denominated in U.S. dollars has a borrowing rate of one-month USD LIBOR plus 1.50%, and the Unsecured Credit Facility tranche denominated in foreign currencies has a borrowing rate of one-month EURIBOR plus 1.50%. In connection with the $200,000 original Term Loan, the Company also entered into a fixed rate swap agreement with the lender, JP Morgan Chase Bank, N.A., which has been designated as an effective cash flow hedge resulting in a combined effective fixed rate of 3.42% which equals the hedge interest rate of 1.82% plus the applicable base rate of 1.60%.

The Term Loan and the Unsecured Credit Facility are guaranteed by Gramercy Property Trust Inc. and certain subsidiaries. The facilities include a series of financial and other covenants that the Company must comply with in order to borrow under the facilities, and the Company is also subject to the restrictions contained in the Merger Agreement. The Company was in compliance with the covenants under the facilities at September 30, 2015. As of September 30, 2015, there were borrowings of $300,000 outstanding under the Term Loan and borrowings of $270,059 outstanding under the Unsecured Credit Facility.

Exchangeable Senior Notes

On March 24, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019 and will be exchangeable, under certain circumstances, for cash, for shares of the Company’s common stock or for a combination of cash and shares of the Company’s common stock, at the Company’s election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. As a result of transactions contemplated by the Merger Agreement, the Exchangeable Senior Notes became exchangeable at the option of the holder commencing August 13, 2015 and will remain exchangeable through 35 trading days following the consummation of the Merger, if the Merger is consummated, in each case, in accordance with the terms of the indenture governing the Exchangeable Senior Notes. As of the period ended September 30, 2015, no holders elected to exercise the aforementioned exchange option.

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

September 30, 2015

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

Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
October 1 through December 31, 2015	$-	$1,661	$-	$7,401	$9,062
2016	-	28,200	-	33,708	61,908
2017	-	22,004	-	31,729	53,733
2018	270,059	35,045	-	27,582	332,686
2019	300,000	17,422	115,000	17,342	449,764
Thereafter	-	203,557	-	17,888	221,445
Above market interest	-	-	-	4,982	4,982
Total	$570,059	$307,889	$115,000	$140,632	$1,133,580

7. Leasing Agreements

The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2015 are as follows:

Operating Leases
October 1 through December 31, 2015	$39,901
2016	162,019
2017	161,244
2018	157,675
2019	149,791
Thereafter	1,024,402
Total minimum lease rental income	$1,695,032

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

In June 2014, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green Realty Corp. (NYSE: SLG), or SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $94 and $282 under the lease for the three and nine months ended September 30, 2015, respectively. The Company paid $92 and $276 under the lease for the three and nine months ended September 30, 2014, respectively.

The Chief Executive Officer of SL Green, Marc Holliday, was one of the Company’s directors until September 30, 2014, when he resigned effective immediately as a member of the Company’s board of directors. There was no disagreement between the Company and the director on any matter relating to the Company’s operations, policies or practices.

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

The following table presents the carrying value in the financial statements, and approximate fair value of financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds (1), (2)	$11,568	$11,568	$4,293	$4,293
Marketable securities (3)	$-	$-	$165,001	$165,001
Financial liabilities:
Derivative instruments	$6,437	$6,437	$3,189	$3,189
Long term debt
Term Loan (2)	$300,000	$300,263	$200,000	$199,997
Unsecured Credit Facility (2)	$270,059	$270,561	$-	$-
Mortgage notes payable (2)	$318,874	$328,254	$161,642	$165,907
Exchangeable Senior Notes (2)	$108,997	$116,760	$107,836	$116,064

(1)

Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2)

Long term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions. Refer to Note 6 for more information on the long term debt instruments.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Derivative instruments: The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements. The fair values of the interest rate swaps are determined based upon third-party valuations. Refer to Note 10 for more information on the derivative instruments.

Mortgage notes payable, Term Loan, Unsecured Credit Facility, and Secured Credit Facility: These instruments are presented in the Condensed Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality. The amortization of mortgage premiums or discounts is recorded in interest expense on the Condensed Consolidated Statements of Operations. Refer to Note 6 for more information on these instruments.

Exchangeable Senior Notes: The Exchangeable Senior Notes are presented at amortized cost on the Condensed Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality. Refer to Note 6 for more information on the Exchangeable Senior Notes.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company at September 30, 2015 and December 31, 2014. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since September 30, 2015 and December 31, 2014, and current estimates of fair value may differ significantly from the amounts presented herein.

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

September 30, 2015

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At September 30, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$11,568	$-	$-	$11,568
	$11,568	$-	$-	$11,568

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$6,437	$-	$-	$6,437
	$6,437	$-	$-	$6,437

At December 31, 2014	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$4,293	$-	$-	$4,293
Marketable securities:
U.S. Treasury securities	165,001	165,001	-	-
	$169,294	$165,001	$-	$4,293

Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,189	$-	$-	$3,189
	$3,189	$-	$-	$3,189

Derivative instruments :  Interest rate swaps were valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The fair value of derivatives classified as Level III are most sensitive to the credit valuation adjustment as all or a portion of the credit valuation adjustment may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of the Company or its counterparties.

Total losses from derivatives for the three and nine months ended September 30, 2015 were $2,584 and $3,248, respectively, in accumulated other comprehensive income (loss). Total losses (gains) from derivatives for the three and nine months ended September 30, 2014 were ($1,031) and $1,172, respectively, in accumulated other comprehensive income (loss). During the nine months ended September 30, 2014, the Company entered into one interest rate swap.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

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

Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of September 30, 2015 are:

	At September 30, 2015
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$11,568	Discounted cash flows	Discount rate	20.00%
Interest rate swaps	$6,437	Hypothetical derivative method	Credit borrowing spread	199 to 240 basis points

The following table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

Retained CDO Bonds
Balance as of December 31, 2014	$4,293
Amortization of discounts or premiums	1,146
Adjustments to fair value:
Included in other comprehensive income	6,129
Other-than-temporary impairments	-
Balance as of September 30, 2015	$11,568

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The following rollforward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2014	$3,189
Adjustments to fair value:
Unrealized loss on derivatives	3,248
Balance as of September 30, 2015	$6,437

Fair Value on a Non-Recurring Basis

The Company did not measure any of its financial instruments on a non-recurring basis as of September 30, 2015 or December 31, 2014.

10. Derivative and Hedging Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. As of September 30, 2015, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the fair value of the derivatives are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. Borrowings on the Company’s foreign currency denominated tranche of the Unsecured Credit Facility, which are designated as net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). The ineffective portion of a derivative or hedging instrument will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and stockholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

The following table summarizes the notional and fair value of the Company’s derivative and hedging instruments at September 30, 2015. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value		Strike Rate	Effective Date	Expiration Date	Carrying Value
Assets of Non-VIEs:
Interest Rate Swap	1 mo. USD-LIBOR-BBA	15,559	USD	4.55%	12/19/13	12/19/20	$(858)
Interest Rate Swap	1 mo. USD-LIBOR-BBA	200,000	USD	1.82%	09/09/14	06/09/19	(5,579)
Net Investment Hedge in Gramercy European Property Fund	EUR-USD exchange rate	9,000	Euros	N/A	09/28/15	N/A	10,059
Total							$3,622

Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2015, the interest rate swap derivative instruments were reported at their fair value as a net liability of $6,437.  No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and nine months ended September 30, 2015 and 2014. At December 31, 2014, the interest rate swap derivative instruments were reported at their fair value as a net liability of $3,189. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,151 will be reclassified from other comprehensive income as an increase in interest expense.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Through its net investment hedge, which was entered into in September 2015, the Company is hedging exposure to changes in the euro-U.S. dollar exchange rate of its net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At September 30, 2015, the net investment hedge was reported at its carrying value as a net liability of $10,059, which is included in the balance of the Unsecured Credit Facility on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2015, the Company recorded a net gain of $61 in other comprehensive income from the impact of exchange rates related to the net investment hedge. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and nine months ended September 30, 2015 and 2014. When the net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

11. Stockholders’ Equity

The Company’s authorized capital stock consists of 230,000,000 shares, $0.001 par value per share, of which the Company is authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, par value $0.001 per share and 5,000,000 shares of excess stock, $0.001 par value per share. As of September 30, 2015, 57,493,902 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

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

In March 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.20 per common share for the first quarter of 2015, which was paid on April 15, 2015 to holders of record as of March 31, 2015. In June 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.22 per common share for the second quarter of 2015, which was paid on July 15, 2015 to holders of record as of June 30, 2015. In September 2015, the Company’s board of directors authorized and the Company declared a dividend of $0.22 per common share for the third quarter of 2015, which was paid October 15, 2015 to holders of record as of September 30, 2015.

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

At-The-Market Equity Offering Program

In September 2014, the Company entered into an “at-the-market” equity offering program, or ATM Program, to issue an aggregate of up to $100,000 of the Company's common stock, subject to the requirements of the Merger Agreement. During the three and nine months ended September 30, 2015, the Company sold zero and 656,711 shares of its common stock through the ATM Program for $0 and $18,292 of net proceeds after related expenses.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Preferred Stock

The Company has 3,500,000 shares of its 7.125% Series B Preferred Stock, or Series B Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series B Preferred Stock are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series B Preferred Stock at par for cash. As of September 30, 2015 and December 31, 2014, the Company has no accrued Series B Preferred Stock dividends.

Equity Incentive Plans

As part of the Company’s initial public offering, the Company instituted its 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan, as amended, authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) grants of shares of restricted common stock, (iv) grants of phantom shares, (v) dividend equivalent rights, and (vi) other equity-based awards. The exercise price of stock options was to be determined by the compensation committee, but could not be less than 100% of the fair market value of the shares of common stock on the date of grant. The 2004 Equity Incentive Plan expired by its terms in July 2014, the ten-year anniversary of adoption of the Plan by the Company’s board of directors.

In June 2012, the Company adopted the 2012 Inducement Equity Incentive Plan in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012 as Chief Executive Officer, President and Managing Director, respectively.  The 2012 Inducement Equity Incentive Plan authorizes the grant of (i) NQSOs, (ii) shares of restricted stock, (iii) phantom shares, (iv) dividend equivalent rights and (v) other forms of equity-based award, including LTIP units, as “employment inducement awards” within the meaning of Section 303A.08 of the New York Stock Exchange Listed Company Manual to newly hired eligible officers and employees. The 2012 Inducement Equity Incentive Plan terminates on the ten year anniversary of its approval by the Company’s board of directors, unless sooner terminated.

In July 2012, the Company adopted the 2012 Long-Term Outperformance Plan, which provides that if certain performance goals are achieved and other conditions are met, LTIP units would be issued to, among others, Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell under the 2012 Inducement Equity Incentive Plan and to Jon W. Clark and Edward J. Matey Jr. under the 2012 Equity Incentive Plan.

In June 2015, the Company instituted its 2015 Equity Incentive Plan, which was approved by the Company’s board of directors and stockholders. Subject to the restrictions contained in the Merger Agreement, the 2015 Equity Incentive Plan allows for the following awards to be made: (i) ISOs, (ii) NQSOs, (iii) stock appreciation rights, or SARs, (iv) stock awards, (v) phantom shares and dividend equivalents, and (vi) other equity awards, including LTIP units is 3,200,000 shares, subject to adjustment in certain circumstances. The shares of common stock that are issued or transferred under the 2015 Equity Incentive Plan may be authorized but unissued shares of the Company’s common stock or reacquired shares of the Company’s common stock, including shares of the Company’s common stock purchased by it on the open market for purposes of the 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan became effective in June 2015 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the Board.

In connection with the adoption of the 2015 Equity Incentive Plan, four Gramercy executives and three Gramercy non-executives were issued a total of 96,697 restricted shares in June 2015,  50% of which will vest on each of the fourth and fifth anniversaries of the grant date, subject to continued employment. At September 30, 2015, 3,044,192 shares of common stock were available for issuance under the 2015 Equity Incentive Plan.

Through September 30, 2015, 646,403 restricted shares had been issued under the Equity Incentive Plans, of which 66% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common stock if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $416 and $914 was recorded for the three and nine months ended September 30, 2015, respectively, and compensation expense of $245 and $705 was recorded for the three and nine months ended September 30, 2014, respectively, related to the issuance of restricted shares. Compensation expense of $5,144 will be recorded over the course of the next 41 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of September 30, 2015.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Concurrently with execution of the Merger Agreement between the Company and Chambers Street on July 1, 2015, the Company entered into agreements with, among others, Gordon F. DuGan, Benjamin P. Harris, Nicholas L. Pell, Jon W. Clark, and Edward J. Matey Jr., pursuant to which they agreed that if the Merger is complete, the Merger will not constitute a change in control for purposes of the Company’s 2012 Long-Term Outperformance Plan and they agreed to waive any right to have the Merger treated as a change in control for such purposes. The LTIP units granted under the 2012 Inducement Equity Incentive Plan and 2004 Equity Incentive Plan for purposes of the Company’s 2012 Long-Term Outperformance Plan had a fair value of $2,715 on the date of grant, which was calculated in accordance with ASC 718. The Company used a probabilistic valuation approach to estimate the inherent uncertainty that the LTIP units may have with respect to the Company’s common stock. Compensation expense of $488 and $1,464 was recorded for the three and nine months ended September 30, 2015, respectively, and compensation expense of $488 and $1,082 was recorded for the three and nine months ended September 30, 2014, respectively, for the 2012 Long-Term Outperformance Plan. Compensation expense of $3,182 will be recorded over the course of the next 20 months, representing the remaining weighted average vesting period of the awards issued under the 2012 Long-Term Outperformance Plan as of September 30, 2015.

As of September 30, 2015, there were approximately 161,400 phantom shares outstanding, of which 157,650 phantom shares are vested.

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

Earnings per share for the three and nine months ended September 30, 2015 and 2014 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator - Income (loss):
Net income (loss) from continuing operations	$2,051	$(2,417)	$1,669	$60,914
Net income (loss) from discontinued operations	(41)	(41)	17	(522)
Net income (loss)	2,010	(2,458)	1,686	60,392
Net (income) loss attributable to noncontrolling interest	(20)	104	43	104
Preferred stock redemption costs	-	(2,912)	-	(2,912)
Preferred stock dividends	(1,559)	(2,192)	(4,676)	(5,773)
Net income (loss) available to common stockholders	$431	$(7,458)	$(2,947)	$51,811
Denominator-Weighted average shares:
Weighted average basic shares outstanding	57,666,780	29,481,537	53,226,406	23,702,710
Effect of dilutive securities:
Unvested share based payment awards	528,730	-	-	293,477
Options	11,905	-	-	16,489
Phantom shares	161,400	-	-	144,918
OP Units	469,868	-	-	139,097
Exchangeable Senior Notes	-	-	-	-
Diluted Shares	58,838,683	29,481,537	53,226,406	24,296,691

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. The Company only includes the effect of the excess conversion premium in the calculation of diluted earnings per share, as the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares. The weighted average price of the Company’s common stock was below the exchange price of $24.76 for the three months ended September 30, 2015 and above the exchange price of $24.76 for the nine months ended September 30, 2015. Therefore, there is no potential dilutive effect for the three months ended September 30, 2015, however there is a potential dilutive effect of the excess conversion premium for the nine months ended September 30, 2015, however due to the Company’s net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared for the nine months ended September 30, 2015, this effect was excluded from the calculation of diluted earnings per share because it is anti-dilutive.

For the nine months ended September 30, 2015, 13,990 share options, 931,012 unvested share based payment awards, 161,400 phantom shares,  495,977 OP Units, and 206,402 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the three months ended September 30, 2014, 17,491 share options, 572,469 unvested share based payment awards, 144,918 phantom shares, and 412,754 OP Units were computed using the treasury share method, which due to the net loss available to common stockholders were anti-dilutive. For the nine months ended September 30, 2015, the Company excluded unvested restricted stock awards of 402,282 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period. For the three months ended September 30, 2014, the Company excluded unvested restricted stock awards of 278,992 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) as of September 30, 2015 and December 31, 2014 is comprised of the following:

	September 30, 2015	December 31, 2014
Net unrealized loss on derivative instruments	$(6,437)	$(3,189)
Net unrealized gain (loss) on debt securities	5,663	(466)
Foreign currency translation adjustments:
Gain on net investment hedge (1)	61	-
Other foreign currency translation adjustments	(418)	(48)
Total accumulated other comprehensive income	$(1,131)	$(3,703)

(1)    The Company's net investment hedge related to its net investment in the Gramercy European Property Fund is included in the foreign currency translation adjustments within other comprehensive income.

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

September 30, 2015

Common Units of Limited Partnership Interest in the Operating Partnership

On July 31, 2014, the Company issued 944,601 OP Units in connection with the acquisition of three properties during the period. Each OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of a share of the Company’s common stock, par value $0.001 per share, except that the Company may, at its election, acquire each OP Unit for one share of the Company’s common stock. The OP Unit holders do not have any obligation to provide additional contributions to the Operating Partnership, nor do they have any decision making powers or control over the Operating Partnership’s business. The OP Unit holders do not have voting rights; however, they are entitled to share in dividends. On March 20, 2015, the Operating Partnership completed a 1-for-4 reverse stock split of its outstanding OP Units and common stock.

As of September 30, 2015, the OP Unit holders owned 0.81% or 469,868 OP Units. At September 30, 2015, 469,868 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

OP Units are recorded at the greater of cost basis or fair market value based on the closing stock price of the Company’s common stock at the end of the reporting period. As of September 30, 2015 and December 31, 2014, the carrying value of the OP Units was $11,277 and $16,129, respectively. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding shares of common stock and OP Units. The Company recognizes changes in fair value in the OP Units through retained earnings, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.

Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2015:

Noncontrolling Interest
Balance as of December 31, 2014	$16,129
Issuance of noncontrolling interests in the operating partnership	-
Redemption of noncontrolling interests in the operating partnership	(3,127)
Net loss attribution	(30)
Fair value adjustments	(1,390)
Distributions	(305)
Balance as of September 30, 2015	$11,277

Interests in Other Operating Partnerships

In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50% equity interest in European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.

As of September 30, 2015 and December 31, 2014, the value of the Company’s interest in European Fund Manager was $155 and $0, respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Financial Statements.

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

September 30, 2015

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

	Ground Leases - Operating	Ground Leases - Capital	Total
October 1 through December 31, 2015	$387	$-	$387
2016	1,533	-	1,533
2017	1,532	-	1,532
2018	1,532	-	1,532
2019	1,447	-	1,447
Thereafter	45,312	329	45,641
Total minimum rent expense	$51,743	$329	$52,072

The Company incurred rent expense on ground leases of $394 and $1,172 during the three and nine months ended September 30, 2015, respectively. The company incurred rent expense on ground leases of $381 and $474 during the three and nine months ended September 30, 2014.

Legal Proceedings

The Company, its board of directors, Chambers Street and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Company stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015. In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972.  The complaints allege, among other things, that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers Street, Merger Sub and/or the Company aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of the Company for breach of fiduciary duty against the directors of the Company. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.

On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers Street. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15, names as defendants Chambers Street, its board of trustees and the Company. The complaint alleges, among other things, that the trustees of Chambers Street breached their fiduciary duties to Chambers Street’s shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that the Company aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.

The defendants believe the lawsuits are without merit.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2015, respectively. There was $68 and $203 of interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2014, respectively.

In connection with the Company’s property acquisitions, the Company has determined that there is a risk it will have to pay future amounts to tenants related to open operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of September 30, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimates this range to be $7,000 to $12,000.

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

For the three and nine months ended September 30, 2015, the Company recorded $985 and $2,116 of income tax expense all within continuing operations. For the three and nine months ended September 30, 2014, the Company recorded $165 and $971 of income tax expense all within continuing operations. Tax expense for the three and nine months ended September 30, 2015 and 2014 is comprised of federal, state, local, and foreign taxes primarily attributable to Gramercy Asset Management.

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2015 and December 31, 2014, the Company did not incur any material interest or penalties.

15. Segment Reporting

As of September 30, 2015, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.

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

Gramercy Property Trust Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, currency amounts in thousands, except per share data)

September 30, 2015

The Company’s reportable operating segments are summarized as follows:

	Asset Management	Investments / Corporate	Total Company
Three Months Ended September 30, 2015
Total revenues	$5,138	$60,075	$65,213
Equity in net loss from unconsolidated joint ventures and equity investments	-	(1,096)	(1,096)
Total operating and interest expense (1)	(5,235)	(56,831)	(62,066)
Net income (loss) from continuing operations (2)	$(97)	$2,148	$2,051

	Asset Management	Investments / Corporate	Total Company
Three Months Ended September 30, 2014
Total revenues	$4,848	$29,453	$34,301
Equity in net loss from unconsolidated joint ventures and equity investments	-	103	103
Total operating and interest expense (1)	(3,963)	(32,858)	(36,821)
Net income (loss) from continuing operations (2)	$885	$(3,302)	$(2,417)

	Asset Management	Investments / Corporate	Total Company
Nine Months Ended September 30, 2015
Total revenues	$17,546	$149,749	$167,295
Equity in net loss from unconsolidated joint ventures and equity investments	-	(974)	(974)
Total operating and interest expense (1)	(16,592)	(148,060)	(164,652)
Net income from continuing operations (2)	$954	$715	$1,669

	Asset Management	Investments / Corporate	Total Company
Nine Months Ended September 30, 2014
Total revenues	$18,867	$51,646	$70,513
Equity in net loss from unconsolidated joint ventures and equity investments	-	1,856	1,856
Total operating and interest expense (1)	(16,398)	4,943	(11,455)
Net income from continuing operations (2)	$2,469	$58,445	$60,914

	Asset Management	Investments / Corporate	Total Company
Total Assets:
September 30, 2015	$13,057	$2,438,670	$2,451,727
December 31, 2014	$8,140	$1,491,860	$1,500,000

(1) Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $25,120 and $12,306 and provision for taxes of $985 and $165 for the three months ended September 30, 2015 and 2014, respectively, are included in the amounts presented above. Depreciation and amortization of $68,534 and $22,451, provision for taxes of $2,116 and $971 and a gain on remeasurement of a previously held joint venture of $0 and $72,345 for the nine months ended September 30, 2015 and 2014, respectively, are included in the amounts presented above.

(2) Net income (loss) from continuing operations represents income (loss) before discontinued operations.

16. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements have been issued and has determined that there have been no reportable subsequent events.

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

During the three months ended September 30, 2015, we acquired four properties aggregating approximately 1.1 million square feet for a total purchase price of approximately $111.5 million. During the nine months ended September 30, 2015, we acquired 47 properties aggregating approximately 7.9 million square feet for a total purchase price of approximately $1.1  billion. During the three months ended September 30, 2015, we sold two properties aggregating approximately 250,000 square feet for total gross proceeds of approximately $70.1 million. During the nine months ended September 30, 2015, we sold five properties aggregating approximately 336,000 square feet for total gross proceeds of approximately $78.7 million.

As of September 30, 2015, our asset management business, which operates under the name Gramercy Asset Management, managed approximately $800.0 million of commercial properties for third parties located throughout the United States and Europe.

As of September 30, 2015, our wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial Properties	68	14,167,861	100.0%
Office/Banking Centers	80	4,819,052	98.3%
Specialty Industrial	14	676,472	100.0%
Specialty Retail	9	1,187,258	100.0%
Data Centers	2	227,953	100.0%
Total	173	21,078,596	99.6%

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

Merger with Chambers Street

On July 1, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chambers Street Properties, or Chambers Street, a Maryland real estate investment trust, and Columbus Merger Sub, LLC, or Merger Sub, a Maryland limited liability company and indirect wholly owned subsidiary of Chambers Street, pursuant to which we will be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity of the Merger. The Merger is expected to be accounted for under the acquisition method of accounting for business combinations in accordance with ASC 805 with Gramercy treated as the accounting acquirer.

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

The parties’ obligations to consummate the Merger are subject to certain mutual conditions, including, without limitation, (i) the approval by the holders of a majority of the outstanding shares of our common stock entitled to vote on the adoption of the Merger Agreement at the special meeting of our stockholders, or the Gramercy Stockholder Approval, (ii) the approval by the holders of a majority of the Chambers Street common shares cast by the holders at the special meeting of Chambers Street shareholders held to vote on the issuance of Chambers Street common shares in connection with the Merger, or the Chambers Street Shareholder Approval, (iii) the absence of any law, order or injunction prohibiting the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Chambers Street for purposes of registering the Chambers Street common shares issuable in connection with the Merger and (v) the approval for listing on the New York Stock Exchange of the Chambers Street common shares to be issued in the Merger, the New Chambers Street Preferred Shares and the Chambers Street common shares into which our 3.75% Exchangeable Senior Notes due 2019 may be converted. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers), (y) the receipt of opinions that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (z) the receipt of customary opinions that Gramercy, Chambers Street and certain subsidiaries of Chambers Street have qualified as REITs under the Internal Revenue Code of 1986, as amended, and that the combined Company will continue to qualify as a REIT.

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

The Merger Agreement also contains certain termination rights for both Chambers Street and Gramercy, including, but not limited to, if the Merger is not consummated on or before January 31, 2016 or if the Chambers Street Shareholder Approval or the Gramercy Stockholder Approval are not obtained at the applicable stockholder or shareholder meeting. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, including, but not limited to, termination of the Merger Agreement by Chambers Street or Gramercy as a result of an adverse change in the recommendation of our Board of Directors or the Board of Trustees of Chambers Street, as applicable, Chambers Street may be required to pay to Gramercy a termination fee of $61.2 million or we may be required to pay to Chambers Street a termination fee of $43.5 million, in each case in addition to reimbursing up to $20.0 million of expenses of the other party. In connection with the transaction with Gramercy, the Company filed a registration statement on Form S-4 with the SEC containing a preliminary joint proxy statement of the Company and Gramercy that also constitutes a preliminary prospectus of the Company, which was declared effective on October 27, 2015. On October 30, 2015, Gramercy and the Company mailed a definitive proxy statement/prospectus to stockholders of Gramercy and shareholders of the Company.

Property Investment

Property acquisitions during the nine months ended September 30, 2015 are summarized in the table below:

Property Type	Number of Properties	Square Feet	Purchase Price (2)
Industrial (1)	25	5,010,922	$406,234
Office/banking center (1)	9	1,293,601	269,010
Specialty industrial	1	24,700	6,400
Specialty retail	10	1,330,544	300,500
Data center	2	227,953	67,948
Total	47	7,887,720	$1,050,092

(1)

We assumed mortgages on 17 of our property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was approximately $153.9 million. Refer to Note 6 for more information on our debt obligations related to acquisitions.

(2)	Purchase price amounts in thousands.

Asset and Property Management

In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of September 30, 2015, this business, which operates under the name Gramercy Asset Management, managed approximately $800.0 million of commercial properties located throughout the United States and Europe. We manage properties for companies including KBS, the Gramercy European Property Fund, and various others.

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

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30,  2014

Revenues

	2015	2014	Change
Rental revenue	$47,235	$19,921	$27,314
Management fees	5,153	4,848	305
Operating expense reimbursements	11,237	8,960	2,277
Investment income	445	492	(47)
Other income	1,143	80	1,063
Total revenue	$65,213	$34,301	$30,912
Equity in net income (loss) of joint ventures and equity investments	$(1,096)	$103	$(1,199)

The increase of $27,314 in rental revenue is due to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The increase of $305 in management fees is primarily attributable to an increase of $537 in asset management and incentive fees from Gramercy Europe Asset Management, which was partially offset by a reduction of $323 in property management fees from KBS due to sales of properties in the portfolio.

The increase of $2,277 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The decrease of $47 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which decreased the amount of investment income that was accreted.

For the three months ended  September 30, 2015, other income is primarily comprised of $1,071 of recoveries of servicing advances. The remainder of the amount is attributable to interest earned on outstanding servicing advances, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the three months ended September 30, 2014, other income is primarily comprised of interest earned on outstanding servicing advances as well as interest earned on cash balances.

The equity in net income (loss) of joint ventures and equity investments of ($1,096) and $103 for the three months ended September 30, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments. The decrease of $1,199 in equity in net income (loss) of joint ventures and equity investments is primarily due to acquisitions expenses in the Gramercy European Property Fund. For the three months ended September 30, 2015,  the amount includes our interests in the Philips joint venture and the Gramercy European Property Fund equity investment.  For the three months ended September 30, 2014,  the amount includes our interest in the Philips joint venture.

Expenses

	2015	2014	Change
Property management expenses	$4,780	$3,293	$1,487
Property operating expenses	11,051	9,238	1,813
Depreciation and amortization	25,120	12,306	12,814
Interest expense	9,227	4,934	4,293
Management, general and administrative	4,748	4,819	(71)
Acquisition and merger-related expenses	6,547	1,323	5,224
Net impairment recognized in earnings	-	743	(743)
Net gains on disposals	(392)	-	(392)
Provision for taxes	985	165	820
Total expenses	$62,066	$36,821	$25,245

Property management expenses are comprised of costs related to our asset and property management business. The increase of $1,487 in property management expenses is primarily related to Gramercy Europe Asset Management which was acquired in the fourth quarter of 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $1,813 is attributable to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The increase of $12,814 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The increase of $4,293 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.

Management, general, and administrative expense is primarily comprised of corporate overhead costs including legal, audit, and salary expense.

The increase of $5,224 in acquisition and merger-related expenses is primarily attributable to $5,195 of costs associated with the proposed merger transaction between Gramercy and Chambers Street.

During the three months ended September 30, 2014, we recorded other-than-temporary impairment charges of $743 due to adverse changes in expected cash flows related to the retained CDO bonds in the period.

During the three months ended September 30, 2015, we realized net gains on disposal of $392 related to two properties.

The provision for taxes was $985 and $165 for the three months ended September 30, 2015 and 2014, respectively. The increase of $820 is related to state and local taxes as well as taxes on our asset management business.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30,  2014

Revenues

	2015	2014	Change
Rental revenue	$117,990	$37,691	$80,299
Management fees	17,571	18,867	(1,296)
Operating expense reimbursements	29,113	12,338	16,775
Investment income	1,208	1,393	(185)
Other income	1,413	224	1,189
Total revenue	$167,295	$70,513	$96,782
Equity in net income (loss) of joint ventures and equity investments	$(974)	$1,856	$(2,830)

The increase of $80,299 in rental revenue is due to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to  118 properties as of September 30, 2014.

The decrease of $1,296 in management fees is primarily attributable to several factors including a reduction in management fees earned from the Bank of America Portfolio of $3,047 as these fees were internalized upon acquisition of the remaining 50% equity interest in the joint venture on June 9, 2014, which was partially offset by an increase in asset management and incentive fees from Gramercy Europe Asset Management of $1,406.

The increase of $16,775 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The decrease of $185 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds, which decreased the amount of investment income that was accreted.

For the nine months ended September 30, 2015, other income is primarily comprised of interest earned on outstanding servicing advances of $1,071, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the nine months ended September 30, 2014, other income is primarily comprised of interest earned on outstanding servicing advances as well as interest earned on cash balances.

The equity in net income (loss) of joint ventures and equity investments of ($974) and $1,856 for the nine months ended September 30, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our joint ventures and equity investments. For the nine months ended September 30, 2015, our interests in the Philips joint venture and the Gramercy European Property Fund equity investment are included. For the nine months ended September 30, 2014, the amount includes our interest in the Philips joint venture and our interest in the Bank of America Portfolio joint venture through June 9, 2014, as we fully acquired the Bank of America Portfolio joint venture through acquisition of the remaining 50% equity interest on June 9, 2014. The decrease in equity in net income (loss) of joint ventures and equity investments of $2,830 is primarily attributable to the acquisition of the remaining 50% equity interest in the Bank of America Portfolio joint venture and acquisition expenses in the Gramercy European Property Fund.

Expenses

	2015	2014	Change
Property management expenses	$14,557	$13,425	$1,132
Property operating expenses	29,006	13,011	15,995
Depreciation and amortization	68,534	22,451	46,083
Interest expense	23,225	11,070	12,155
Management, general and administrative	14,299	13,658	641
Acquisition and merger-related expenses	13,508	3,246	10,262
Net impairment recognized in earnings	-	743	(743)
Gain on remeasurement of previously held joint venture	-	(72,345)	72,345
Loss on extinguishment of debt	-	1,925	(1,925)
Loss on derivative instruments	-	3,300	(3,300)
Net gains on disposals	(593)	-	(593)
Provision for taxes	2,116	971	1,145
Total expenses	$164,652	$11,455	$153,197

Property management expenses are comprised of costs related to our asset and property management business. The increase of $1,132 in property management expenses is primarily related to increased costs from the Gramercy Europe Asset Management business which was acquired in the fourth quarter of 2014.

Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $15,995 is attributable to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The increase of $46,083 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 173 properties as of September 30, 2015 compared to 118 properties as of September 30, 2014.

The increase of $12,155 in interest expense is primarily due to borrowings on our Term Loan and Unsecured Credit Facility, and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2013.

The increase of  $641 in management, general, and administrative expense is primarily related to increased professional fees and increased stock compensation expense.

The increase of $10,262 in acquisition and merger-related expenses is primarily attributable to $7,548 of merger costs associated with the proposed merger transaction between Gramercy and Chambers Street and additional costs related to the acquisitions.

During the nine months ended September 30, 2014, we recorded other-than-temporary impairment charges of $743 due to adverse changes in expected cash flows related to the retained CDO bonds in the period.

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

During the nine months ended September 30, 2014, we had a realized loss on derivative instruments of $3,300, which was primarily related to the change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value. The loss on the exchange option was $3,415 and was slightly offset by the $115 gain realized on the expiration of the contingent value rights agreements.

During the nine months ended September 30, 2015, we realized net gains on disposal of $593 related to five properties.

The provision for taxes was $2,116 and $971 for the nine months ended September 30, 2015 and 2014, respectively. The increase of $1,145 is related to state and local taxes as well as taxes on our asset management business.

Same-Store and Acquisition Portfolio Analysis

The tables and discussion below present the results related to our same-store and acquisition operations. The same-store results for the three months ended September 30, 2015 and 2014 pertain to the properties owned as of July 1, 2014 and still owned as of September 30, 2015. The same-store results for the nine months ended September 30, 2015 and 2014 pertain to the properties owned as of January 1, 2014 and still owned as of September 30, 2015. The acquisition results include results of property acquisitions from the dates of acquisition through the periods presented, for properties acquired during 2014 and 2015. The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes.

Results of the same-store and acquisition properties in our portfolio, for the three months ended September 30, 2015 and 2014 are as follows:

	Same-Store (1)			Acquisition (2)			Development and Other (3)		Asset Management and Corporate		Total
	2015	2014	$ Change	2015	2014	$ Change	2015	2014	2015	2014	2015	2014	$ Change
Revenues
Rental revenue	$21,169	$18,250	$2,919	$25,275	$1,444	$23,831	$791	$227	$-	$-	$47,235	$19,921	$27,314
Management fees	-	-	-	-	-	-	-	-	5,153	4,848	5,153	4,848	305
Operating expense reimbursements	9,101	8,517	584	2,137	296	1,841	(1)	147	-	-	11,237	8,960	2,277
Investment income	-	-	-	-	-	-	-	-	445	492	445	492	(47)
Other income	2	1	1	54	1	53	-	-	1,087	78	1,143	80	1,063
Total revenues	30,272	26,768	3,504	27,466	1,741	25,725	790	374	6,685	5,418	65,213	34,301	30,912
Expenses
Property operating expenses:
Property management expenses	-	-	-	-	-	-	-	-	4,780	3,293	4,780	3,293	1,487
Property operating expenses	8,659	8,333	326	2,354	300	2,054	46	199	(8)	406	11,051	9,238	1,813
Total property operating expenses	8,659	8,333	326	2,354	300	2,054	46	199	4,772	3,699	15,831	12,531	3,300
Other-than-temporary impairment	-	-	-	-	-	-	-	-	-	1,650	-	1,650	(1,650)
Portion of impairment recognized in other comprehensive loss	-	-	-	-	-	-	-	-	-	(907)	-	(907)	907
Net impairment recognized in earnings	-	-	-	-	-	-	-	-	-	743	-	743	(743)
Depreciation and amortization	11,862	11,368	494	12,829	735	12,094	217	-	212	203	25,120	12,306	12,814
Interest expense	1,311	1,349	(38)	2,154	461	1,693	-	-	5,762	3,124	9,227	4,934	4,293
Management, general and administrative	-	4	(4)	-	-	-	-	-	4,748	4,815	4,748	4,819	(71)
Acquisition and merger-related expenses	-	47	(47)	1,352	1,276	76	-	-	5,195	-	6,547	1,323	5,224
Total expenses	21,832	21,101	731	18,689	2,772	15,917	263	199	20,689	12,584	61,473	36,656	24,817
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, net gains on disposals, and provision for taxes	8,440	5,667	2,773	8,777	(1,031)	9,808	527	175	(14,004)	(7,166)	3,740	(2,355)	6,095
Equity in net income of joint ventures and equity investments	-	-	-	-	-	-	-	-	(1,096)	103	(1,096)	103	(1,199)
Net gains on disposals	-	-	-	-	-	-	392	-	-	-	392	-	392
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, provision for taxes, and discontinued operations	8,440	5,667	2,773	8,777	(1,031)	9,808	919	175	(15,100)	(7,063)	3,036	(2,252)	5,288
Provision for taxes	-	-	-	(1)	-	(1)	-	-	(984)	(165)	(985)	(165)	(820)
Income (loss) from continuing operations	8,440	5,667	2,773	8,776	(1,031)	9,807	919	175	(16,084)	(7,228)	2,051	(2,417)	4,468
Income (loss) from discontinued operations	-	-	-	-	-	-	-	-	(41)	(41)	(41)	(41)	-
Net income (loss)	$8,440	$5,667	$2,773	$8,776	$(1,031)	$9,807	$919	$175	$(16,125)	$(7,269)	$2,010	$(2,458)	$4,468

(1)	Properties owned as of July 1, 2014 and still owned as of September 30, 2015.
(2)	Represents results, from the dates of acquisition through the periods presented, of properties acquired during 2014 and 2015.
(3)	Includes results of properties under development as of July 1, 2014 and results of properties sold during the periods presented.

The increase in net income of the same-store properties for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily due to an increase in rental revenue recognized. Rental revenue increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase of $1,672 from one property related to accelerated amortization of a below market lease intangible liability due to a contraction of space under lease and an increase of $1,515 related to the change in lease intangible amortization from the finalization of the purchase price allocation of the Bank of America portfolio in 2015.

The increase in net income of the acquisition properties for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is due to our 13 property acquisitions in the fourth quarter of 2014 and 45 property acquisitions, net of two dispositions, in the nine months ended September 30, 2015, which are reflected in the 2015 results and not in the 2014 results.

Results of the same-store and acquisition properties in our portfolio, for the nine months ended September  30, 2015 and 2014 are as follows:

	Same-Store (1)			Acquisition (2)			Development and Other (3)		Asset Management and Corporate		Total
	2015	2014	$ Change	2015	2014	$ Change	2015	2014	2015	2014	2015	2014	$ Change
Revenues
Rental revenue	$24,212	$22,754	$1,458	$89,913	$13,973	$75,940	$3,865	$964	$-	$-	$117,990	$37,691	$80,299
Management fees	-	-	-	-	-	-	-	-	17,571	18,867	17,571	18,867	(1,296)
Operating expense reimbursements	2,300	2,266	34	26,521	9,856	16,665	292	216	-	-	29,113	12,338	16,775
Investment income	-	-	-	2	1	1	-	-	1,206	1,392	1,208	1,393	(185)
Other income	83	-	83	175	2	173	8	-	1,147	222	1,413	224	1,189
Total revenues	26,595	25,020	1,575	116,611	23,832	92,779	4,165	1,180	19,924	20,481	167,295	70,513	96,782
Expenses
Property operating expenses:
Property management expenses	-	-	-	-	-	-	-	-	14,557	13,425	14,557	13,425	1,132
Property operating expenses	2,653	2,630	23	27,685	9,980	17,705	392	302	(1,724)	99	29,006	13,011	15,995
Total property operating expenses	2,653	2,630	23	27,685	9,980	17,705	392	302	12,833	13,524	43,563	26,436	17,127
Other-than-temporary impairment	-	-	-	-	-	-	-	-	-	1,650	-	1,650	(1,650)
Portion of impairment recognized in other comprehensive loss	-	-	-	-	-	-	-	-	-	(907)	-	(907)	907
Net impairment recognized in earnings	-	-	-	-	-	-	-	-	-	743	-	743	(743)
Depreciation and amortization	12,417	12,273	144	53,734	9,469	44,265	1,731	130	652	579	68,534	22,451	46,083
Interest expense	4,195	4,272	(77)	4,800	417	4,383	-	-	14,230	6,381	23,225	11,070	12,155
Realized loss on derivative instruments	-	-	-	-	-	-	-	-	-	3,300	-	3,300	(3,300)
Management, general and administrative	-	8	(8)	-	1	(1)	-	-	14,299	13,649	14,299	13,658	641
Acquisition and merger-related expenses	-	95	(95)	5,914	3,151	2,763	46	-	7,548	-	13,508	3,246	10,262
Total expenses	19,265	19,278	(13)	92,133	23,018	69,115	2,169	432	49,562	38,176	163,129	80,904	82,225
Income (loss) from continuing operations before equity in net income from joint ventures and equity investments, gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, and provision for taxes	7,330	5,742	1,588	24,478	814	23,664	1,996	748	(29,638)	(17,695)	4,166	(10,391)	14,557
Equity in net income of joint ventures and equity investments	-	-	-	-	-	-	-	-	(974)	1,856	(974)	1,856	(2,830)
Net gains on disposals	-	-	-	-	-	-	593	-	-	-	593	-	593
Income (loss) from continuing operations before gain on remeasurement of previously held joint venture, loss on extinguishment of debt, net gains on disposals, provision for taxes, and discontinued operations	7,330	5,742	1,588	24,478	814	23,664	2,589	748	(30,612)	(15,839)	3,785	(8,535)	12,320
Gain on remeasurement of previously held joint venture	-	-	-	-	-	-	-	-	-	72,345	-	72,345	(72,345)
Loss on extinguishment of debt	-	-	-	-	-	-	-	-	-	(1,925)	-	(1,925)	1,925
Provision for taxes	-	-	-	(1)	-	(1)	-	-	(2,115)	(971)	(2,116)	(971)	(1,145)
Income (loss) from continuing operations	7,330	5,742	1,588	24,477	814	23,663	2,589	748	(32,727)	53,610	1,669	60,914	(59,245)
Income (loss) from discontinued operations	-	-	-	-	-	-	-	-	17	(522)	17	(522)	539
Net income (loss)	$7,330	$5,742	$1,588	$24,477	$814	$23,663	$2,589	$748	$(32,710)	$53,088	$1,686	$60,392	$(58,706)

(1)	Properties owned as of January 1, 2014 and still owned as of September 30, 2015.
(2)	Includes results, from the dates of acquisition through the periods presented, for properties acquired during 2014 and 2015.
(3)	Includes results of properties under development as of January 1, 2014 and results of properties sold during the periods presented.

The increase in net income of the same-store properties for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily due to an increase in rental revenue recognized. Rental revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase of $1,672 from one property related to accelerated amortization of a below market lease intangible liability due to a contraction of space under lease.

The increase in net income of the acquisition properties for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is due to our 13 property acquisitions in the fourth quarter of 2014 and 45 property acquisitions, net of two dispositions, in the nine months ended September 30, 2015, which are reflected in the 2015 results and not in the 2014 results. The increase is also attributable to our acquisition of the Bank of America Portfolio on June 9, 2014.

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

Cash Flows

Net cash provided by operating activities increased  $41,781 to $66,001 for the nine months ended September 30, 2015 compared to $24,220 for the same period in 2014. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.

Net cash used for investing activities for the nine months ended September 30, 2015 was $830,876 compared to net cash used for investing activities of $303,486 during the same period in 2014. The increase in cash flow used by investing activities in 2015 is primarily attributable to the acquisition of 47 properties during the nine months ended September 30, 2015, net of five property sales and any assumed mortgages and capital expenditures related to the acquisitions.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $602,913 as compared to net cash provided by financing activities of $260,068 during the same period in 2014. The increase is primarily attributable to the net proceeds from our equity raises and the funds provided from our Unsecured Credit Facility, net of our payment of dividends.

Capitalization

As of September 30, 2015, our authorized capital stock consists of 230,000,000 shares, $0.001 par value per share, of which we are authorized to issue up to 200,000,000 shares of common stock, $0.001 par value per share, 25,000,000 shares of preferred stock, $0.001 par value per share, and 5,000,000 shares of excess stock, $0.001 par value per share. As of September 30, 2015,  57,493,902 shares of common stock, 3,500,000 shares of preferred stock and no shares of excess stock were issued and outstanding, respectively.

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

Market Capitalization

At September 30, 2015, our consolidated market capitalization is $2,279,578 based on a common stock price of $20.77 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2015. Market capitalization includes consolidated debt and common and preferred stock.

Secured Debt

Mortgage Loans

Certain real estate assets are subject to mortgage liens. During the nine months ended September 30, 2015, we assumed $153,877 of non-recourse mortgages in connection with 17 real estate acquisitions. During the year ended December 31, 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.

Unsecured Debt

Unsecured Credit Facility and Term Loan

In June 2014, we entered into a $400,000 unsecured credit facility consisting of a $200,000 senior term loan, or the Term Loan, and a $200,000 senior revolving credit facility, or the Unsecured Credit Facility. In January 2015, we expanded the Unsecured Credit Facility, increasing the revolving borrowing capacity from $200,000 to $400,000 and the accordion feature by $200,000, which if exercised in full would bring the total borrowing capacity under the Unsecured Credit Facility and Term Loan to $1,000,000. In May 2015, we amended the revolving borrowing capacity to bifurcate the Unsecured Credit Facility into a $350,000 tranche denominated in U.S. dollars and a $50,000 tranche that may be denominated in certain foreign currencies. In July 2015, we expanded the Term Loan from $200,000 to $300,000 and exercised a portion of the accordion feature in the Unsecured Credit Facility to increase the borrowing capacity under the U.S denominated tranche of the Unsecured Credit Facility from $350,000 to $450,000. In September 2015, we borrowed $10,120 (€9,000) under the foreign currency denominated tranche of our Unsecured Credit Facility. We designated the euro loan as a net investment hedge to mitigate our risk from fluctuations in foreign currency exchange rates. Refer to Note 10, Derivative Instruments, for further information on the net investment hedge. The Term Loan expires in June 2019 and the Unsecured Credit Facility expires in June 2018, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.

As of September 30, 2015, there were borrowings of $300,000 outstanding under the Term Loan and borrowings of $270,059 outstanding under the Unsecured Credit Facility.

Other Financing Activities

During the three and nine months ended September 30, 2015, we withheld zero and 2,773 shares of common stock from employees for approximately $0 and $65 to pay withholding taxes in connection with the vesting of restricted stock awards.

Contractual Obligations

Combined aggregate principal maturities of our mortgage notes, Term Loan, Unsecured Credit Facility, and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2015 are as follows:

	Unsecured Debt	Mortgage Notes Payable	Exchangeable Senior Notes	Interest Payments	Total
October 1 through December 31, 2015	$-	$1,661	$-	$7,401	$9,062
2016	-	28,200	-	33,708	61,908
2017	-	22,004	-	31,729	53,733
2018	270,059	35,045	-	27,582	332,686
2019	300,000	17,422	115,000	17,342	449,764
Thereafter	-	203,557	-	17,888	221,445
Above market interest	-	-	-	4,982	4,982
Total	$570,059	$307,889	$115,000	$140,632	$1,133,580

Leasing Agreements

Our properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Future minimum rental revenue under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2015 are as follows:

Operating Leases
October 1 through December 31, 2015	$39,901
2016	162,019
2017	161,244
2018	157,675
2019	149,791
Thereafter	1,024,402
Total minimum lease rental income	$1,695,032

Future straight-line rent adjustments under non-cancelable leases as of September 30, 2015 are as follows:

Straight-line Rent Adjustments
October 1 through December 31, 2015	$3,096
2016	9,017
2017	7,799
2018	5,705
2019	3,770
Thereafter	(44,322)
Total straight-line rent adjustments	$(14,935)

Contingencies

We, our board of directors, Chambers Street and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported company stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015. In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No.: 24-C-15-004972.  The complaints allege, among other things, that our directors breached their fiduciary duties to the company’s stockholders by agreeing to sell the company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading.  The complaints also allege that Chambers Street, Merger Sub and/or the company aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of the company for breach of fiduciary duty against our directors. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.

On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers Street. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15, names as defendants Chambers Street, its board of trustees and the company. The complaint alleges, among other things, that the trustees of Chambers Street breached their fiduciary duties to Chambers Street’s shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that we aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest for the matter recorded in discontinued operations for the three and nine months ended September 30, 2015, respectively. There was $68 and $203 of interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2014, respectively.

In connection with our property acquisitions, we have determined that there is a risk we will have to pay future amounts to tenants related to open operating expense reimbursement audits. We have estimated a range of loss and determined that our best estimate of loss is $7,000, which has been accrued and recorded in other liabilities as of September 30, 2015.  We have determined that there is a reasonable possibility that a loss may be incurred in excess of $7,000 and estimate this range to be $7,000 to $12,000.

Off-Balance-Sheet Arrangements

We have off-balance-sheet investments, including joint venture and equity investments. These investments all have varying ownership structures. Our joint venture arrangement and equity investments are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of the joint venture or equity investment. Our off-balance-sheet arrangements are discussed in Note 5 in the accompanying Condensed Consolidated Financial Statements.

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

A summary of dividends paid is as follows:

Quarter Ended	Common(1)	Preferred
March 31, 2014	$-	$37,878
June 30, 2014	$2,477	$1,790
September 30, 2014	$4,094	$1,791
December 31, 2014	$4,221	$2,355
March 31, 2015	$9,354	$1,559
June 30, 2015	$9,491	$1,558
September 30, 2015	$12,692	$1,559

(1)	Common dividends declared for a quarter are accrued for during the quarter and then paid to common stockholders of record as of the end of the quarter during the month following the quarter-end.

Transactions with Director Related Entities and Related Parties

Our CEO, Gordon F. DuGan, is on the board of directors and has capital commitments to the Gramercy European Property Fund, in which we have an equity investment of $13,928 and outstanding capital commitments of $40,691 (€36,406) as of September 30, 2015.

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

In June 2014, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green Realty Corp. (NYSE: SLG), or SL Green, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $94 and $282 under the lease for the three and nine months ended September 30, 2015, respectively. We paid $92 and $276 under the lease for the three and nine months ended September 30, 2014, respectively.

The Chief Executive Officer of SL Green, Marc Holliday, was one of our directors until September 30, 2014, when he resigned effective immediately as a member of our board of directors. There was no disagreement between us and the director on any matter relating to our operations, policies or practices.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations attributable to common stockholders and unitholders, or FFO, core funds from operations attributable to common stockholders and unitholders, or Core FFO, and adjusted funds from operations attributable to common stockholders and unitholders, or AFFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, gains or losses from debt restructurings and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures.

Core FFO and AFFO are presented excluding property acquisition costs, other-than-temporary impairments on retained bonds and other one-time charges. Our AFFO also excludes non-cash stock-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition and straight-line rent. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a more meaningful and consistent comparison of our operating performance.

FFO, Core FFO and AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO, Core FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders and unitholders	$431	$(7,458)	$(2,947)	$51,811
Add:
Depreciation and amortization	25,120	12,306	68,534	22,451
FFO adjustments for joint ventures and equity investments	178	67	377	4,019
Net income (loss) attributed to noncontrolling interest	20	(104)	(43)	(104)
Net (income) loss from discontinued operations	41	41	(17)	522
Less:
Non real estate depreciation and amortization	(214)	(204)	(653)	(580)
Gain on remeasurement of previously held joint venture	-	-	-	(72,345)
Net gain from disposals	(392)	-	(593)	-
Funds from operations attributable to common stockholders and unitholders	$25,184	$4,648	$64,658	$5,774
Add:
Acquisition costs	1,352	1,323	5,960	3,246
Acquisition costs for joint ventures and equity investments	1,047	-	1,047	-
Other-than-temporary impairments on retained bonds	-	743	-	743
Merger related costs	5,195	-	7,548	-
Loss on extinguishment of debt	-	-	-	1,925
Loss on derivative instruments	-	-	-	3,300
Preferred stock redemption costs	-	2,912	-	2,912
Change in preferred stock dividends	-	564	-	564
European Fund setup costs	-	-	221	-
Less:
Recovery of servicing advances	(1,071)	-	(1,071)	-
Core funds from operations attributable to common stockholders and unitholders	$31,707	$10,190	$78,363	$18,464
Add:
Non-cash stock-based compensation expense	1,048	864	2,731	2,098
Amortization of market lease assets	699	374	2,632	973
Amortization of deferred financing costs and non-cash interest	404	763	1,270	2,041
Amortization of lease inducement costs	87	44	183	132
Return on construction advances	-	-	-	358
Non-real estate depreciation and amortization	214	204	653	580
Amortization of free rent received at property acquisition	1,161	146	2,886	369
Less:
AFFO adjustments for joint ventures and equity investments	(117)	(21)	(119)	(793)
Straight-lined rent	(3,456)	(1,100)	(8,940)	(2,832)
Change in preferred stock dividends	-	(564)	-	(564)
Amortization of market lease liabilities	(4,997)	(1,662)	(12,997)	(2,336)
Adjusted funds from operations attributable to common stockholders and unitholders	$26,750	$9,238	$66,662	$18,490
Funds from operations per share - basic	$0.43	$0.15	$1.19	$0.24
Funds from operations per share - diluted	$0.43	$0.15	$1.17	$0.24
Core funds from operations per share - basic	$0.55	$0.34	$1.45	$0.77
Core funds from operations per share - diluted	$0.54	$0.33	$1.42	$0.76
Adjusted funds from operations per share - basic	$0.46	$0.31	$1.23	$0.78
Adjusted funds from operations per share - diluted	$0.45	$0.30	$1.21	$0.76

Weighted average share calculations FFO, Core FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding - EPS	57,666,780	29,481,537	53,226,406	23,702,710
Weighted average non-vested share based payment awards	-	278,992	402,282	-
Weighted average partnership units held by noncontrolling interest	469,868	412,754	495,977	139,097
Weighted average common shares and units outstanding	58,136,648	30,173,283	54,124,665	23,841,807

Diluted weighted average common shares and common share equivalents outstanding - EPS (1)	58,838,683	29,481,537	53,226,406	24,296,691
Weighted average partnership units held by noncontrolling interest	-	412,754	495,977	-
Weighted average non-vested share based payment awards	-	572,469	931,012	-
Weighted average stock options	-	17,491	13,990	-
Phantom shares	-	144,918	161,400	-
Dilutive effect of Exchangeable Senior Notes	-	-	206,402	-
Diluted weighted average common shares and units outstanding	58,838,683	30,629,169	55,035,187	24,296,691

For the nine months ended September 30, 2015 and three months ended September 30, 2014, the diluted weighted average share calculation, which is the denominator in diluted earnings per share, excludes potentially dilutive securities because they would have been anti-dilutive during those periods. The denominators for diluted earnings per share for the three months ended September 30, 2015 and the nine months ended September 30, 2014 are the same and include potentially dilutive securities.

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

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents which are filed with the SEC, and you should not place undue reliance on those statements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. Subject to the restrictions contained in the Merger Agreement, we expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes, subject to the restrictions contained in the Merger Agreement. We currently have an Unsecured Credit Facility, Term Loan and one mortgage note payable which are based upon a floating rate. The Unsecured Credit Facility has an outstanding balance of $270,059 at September 30, 2015. The Term Loan and mortgage note payable have an outstanding balance of $315,559 at September 30, 2015. The mortgage note payable and $200,000 of the total $300,000 outstanding on the Term Loan are hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings. The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the Unsecured Credit Facility and $100,000 of the Term Loan:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(946)
+200 bps	$(1,891)
+300 bps	$(2,837)

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

Foreign Currency Exchange Rate Risk

We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe primarily by financing our investments in the local currency denominations, subject to the restrictions contained in the Merger Agreement. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In September 2015, we borrowed $10,120 (€9,000) under the foreign currency denominated tranche of our Unsecured Credit Facility, which we designated as a net investment hedge to mitigate our risk from fluctuations in foreign currency exchange rates. Our unhedged net investment in foreign currencies was $3,869 as of September 30, 2015 based on the period ending U.S. dollar value of the hedge of $10,059.  For the three and nine months ended September 30, 2015, we recorded a net gain of $61 in other comprehensive income as the portion of the foreign currency net investment derivative used to hedge the currency exposure of our joint venture investment in the Gramercy European Property Fund which qualifies as a net investment hedge under ASC Topic 815. For the three and nine months ended September 30, 2015, we recognized a realized foreign currency transaction loss of $15 and $25, respectively, and no unrealized foreign currency transaction gain or loss. Foreign currency transaction gains and losses are included in Other Income in the Condensed Consolidated Statement of Operations.

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

The Company, its board of directors, Chambers Street and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Company stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015. In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972.  The complaints allege, among other things, that the directors of the Company breached their fiduciary duties to the Company’s stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers Street, Merger Sub and/or the Company aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of the Company for breach of fiduciary duty against the directors of the Company. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.

On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers Street. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15, names as defendants Chambers Street, its board of trustees and the Company. The complaint alleges, among other things, that the trustees of Chambers Street breached their fiduciary duties to Chambers Street’s shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that the Company aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.

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

There was $4,454 accrued for the matter as of December 31, 2014. There was $0 and $68 of additional interest for the matter recorded in discontinued operations for the three and nine months ended September 30, 2015, respectively. There was $68 and $203 of interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2014, respectively.

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

Risks Relating to the Proposed Merger

The exchange ratio is generally fixed and will not be adjusted in the event of any change in the share prices of either Chambers or Gramercy.

Upon the closing of the Merger, each share of Gramercy common stock will be converted into the right to receive 3.1898 of newly issued Chambers common shares, with cash paid in lieu of fractional shares. The exchange ratio was generally fixed in the merger agreement, and while it will be adjusted in the event of any stock split, reverse stock split, stock dividend (including any dividend or other distribution of securities convertible into common stock or common shares), reorganization, recapitalization, reclassification, combination, exchange of shares or other similar transaction involving Chambers or Gramercy, the exchange ratio will not be adjusted for changes in the market price of either Chambers common shares or Gramercy common stock. Changes in the price of Chambers common shares prior to the Merger will affect the market value of the merger consideration that Gramercy common stockholders will receive on the closing date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our control), including the following factors:

•	changes in the respective businesses, operations, assets, liabilities and prospects of Chambers and Gramercy;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of Chambers common shares and Gramercy common stock; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Chambers and Gramercy operate.

The price of Chambers common shares at the closing of the Merger may vary from the price on the date the merger agreement was executed, on the date of this joint proxy statement/prospectus and on the date of the annual meeting of Chambers and special meeting of Gramercy. As a result, the market value of the merger consideration represented by the exchange ratio will also vary. For example, based on the range of trading prices of Chambers common shares during the period after June 9, 2015, the last trading day before published reports regarding a potential transaction involving Chambers, through October 23, 2015, the latest practicable date before the date of this joint proxy statement/prospectus, the exchange ratio of 3.1898 represented a market value ranging from a low of $20.22 to a high of $26.25.

Because the Merger will be completed after the date of the aforementioned meetings, at the time of your meeting, you will not know the exact market value of the Chambers common shares that Gramercy common stockholders will receive upon completion of the Merger. Therefore, while the number of Chambers common shares to be issued per share of Gramercy common stock is fixed, Gramercy common stockholders cannot be sure of the market value of the consideration they will receive upon completion of the Merger.

Failure to complete the Merger could negatively affect the share prices and the future business and financial results of Chambers and Gramercy.

If the Merger is not completed, the ongoing businesses of Chambers and/or Gramercy may be adversely affected and Chambers and Gramercy will be subject to numerous risks associated with the failure to complete the Merger, including the following:

•	Chambers being required, under certain circumstances, to pay Gramercy a termination fee of $61,198,934 and/or reimburse Gramercy for $20 million of its expenses in connection with the Merger;

•	Gramercy being required, under certain circumstances, to pay Chambers a termination fee of $43,505,889 and/or reimburse Chambers for $20 million of its expenses in connection with the Merger;

•	each of Chambers and Gramercy having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•

the management of each of Chambers and Gramercy focusing on the Merger instead of on pursuing other opportunities that could be beneficial to the companies, in each case, without realizing any of the benefits of the Merger having been completed; and

•	the failure of each company to retain key employees during the pendency of the Merger.

If the Merger is not completed, Chambers and Gramercy cannot assure their shareholders that these risks will not materialize and will not materially affect the business, financial results and share prices of Chambers or Gramercy. For a description of the circumstances under which the termination fees are payable by Chambers or Gramercy, see "The Merger—The Merger Agreement—Termination Fees and Expense Reimbursement."

The merger agreement contains provisions that could discourage a potential acquirer of either Chambers or Gramercy or could result in any acquisition proposal being at a lower price than it might otherwise be.

        The merger agreement contains provisions that, subject to limited exceptions, restrict the ability of each of Chambers and Gramercy to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of Chambers or Gramercy. Further, even if the Chambers Board or Gramercy Board withdraws or modifies its recommendation of the Merger, respectively, they will still be required to submit the matter to a vote of their respective shareholders or stockholders at the annual or special meeting, as applicable. In addition, either Chambers or Gramercy generally has an opportunity to offer to modify the terms of the proposed merger agreement in response to any acquisition proposal that may be made to the other party before the board of trustees or board of directors, as the case may be, may withdraw or modify its recommendation in response to such acquisition proposal. In certain circumstances, on termination of the merger agreement, one of the parties may be required to pay a substantial termination fee to the other party. See "The Merger—The Merger Agreement—Termination of the Merger Agreement."

        These provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of if it were prepared to pay consideration with a higher per share cash or market value than that market value proposed to be received or realized in the Merger, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the merger agreement.

If the Merger is not consummated by January 31, 2016, either Chambers or Gramercy may terminate the merger agreement.

        Either Chambers or Gramercy may terminate the merger agreement if the Merger has not been consummated by January 31, 2016. However, the right to terminate the merger agreement will not be available to any party whose breach of any representation, warranty, covenant or agreement set forth in the merger agreement has been the cause of, or resulted in, the failure to consummate the Merger prior to January 31, 2016. See "The Merger—The Merger Agreement—Termination of the Merger Agreement."

The pendency of the Merger could adversely affect the business and operations of Chambers and Gramercy.

        In connection with the pending Merger, some customers or vendors of each of Chambers and Gramercy may delay or defer decisions, which could negatively affect the revenues, earnings, cash flows and expenses of Chambers and Gramercy, regardless of whether the Merger is completed. Similarly, current and prospective employees of Chambers and Gramercy may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect the ability of each of Chambers and Gramercy to attract or retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the merger agreement, each of Chambers and Gramercy may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue certain other actions, even if such actions would prove beneficial.

The opinions of the Chambers and Gramercy financial advisors will not reflect changes in circumstances between the date of such opinions and completion of the Merger.

        Chambers and Gramercy have not obtained updated opinions from their respective financial advisors as of the date of this joint proxy statement/prospectus and do not expect to receive updated opinions prior to completion of the Merger. Changes in the operations and prospects of Chambers or Gramercy, general market and economic conditions and other factors that may be beyond the control of Chambers or Gramercy, and on which the Chambers and/or Gramercy financial advisors' opinions were based, may significantly alter the value of Chambers or Gramercy or the prices of Chambers common shares or Gramercy common stock by the time the Merger is completed. The opinions do not speak as of the time the Merger will be completed or as of any date other than the date of such opinions. Because the Chambers and Gramercy financial advisors will not be updating their opinions, the opinions will not address the fairness of the merger consideration from a financial point of view at the time the Merger is completed. The Chambers Board's recommendation that the Chambers shareholders vote "FOR" the proposals being submitted to the Chambers shareholders and the Gramercy Board's recommendation that the Gramercy common stockholders vote "FOR" the proposals being submitted to the Gramercy common stockholders, however, are made as of the date of this joint proxy statement/prospectus. For a description of the opinions that Chambers and Gramercy received from their respective financial advisors, see "The Merger—Opinion of the Chambers Financial Advisors" and "The Merger—Opinion of the Gramercy Financial Advisors."

Some of the trustees and executive officers of Chambers and directors and executive officers of Gramercy have interests in seeing the Merger completed that are different from, or in addition to, those of the other Chambers shareholders and Gramercy stockholders.

        Some of the trustees and executive officers of Chambers and directors and executive officers of Gramercy have arrangements that provide them with interests in the Merger that are different from, or in addition to, those of the shareholders of Chambers or the stockholders of Gramercy. These interests include, among other things, the continued service as a trustee, director or executive officer of the combined company, or, in the alternative, a sizeable severance payment and vesting of outstanding, unvested equity awards if terminated upon, or following, consummation of the Merger, or the vesting of outstanding, unvested phantom shares upon the consummation of the Merger. These interests, among other things, may influence or may have influenced the trustees and executive officers of Chambers and directors and executive officers of Gramercy to support or approve the Merger. See "The Merger—Interests of Gramercy Directors and Executive Officers in the Merger" and "The Merger—Interests of Chambers Trustees and Executive Officers in the Merger."

Chambers shareholders and Gramercy stockholders will be diluted by the Merger.

        The Merger will dilute the ownership position of Chambers shareholders and result in Gramercy stockholders having an ownership stake in the combined company that is smaller than their current stake in Gramercy. Upon completion of the Merger, we estimate that continuing Chambers shareholders will own approximately 56% of the common shares of beneficial interest of the combined company, and former Gramercy common stockholders will own approximately 44% of the common shares of beneficial interest of the combined company. Consequently, Chambers shareholders and Gramercy common stockholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the Merger than each currently may exercise over the management and policies of Chambers and Gramercy, respectively.

        In addition, in the Merger each share of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock will be converted into the right to receive one Chambers 7.125% Series A Cumulative Redeemable Preferred Share having rights, privileges, powers and preferences materially unchanged from the rights, privileges, powers and preferences of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock. The Chambers preferred shares will rank senior to the Chambers common shares with respect to dividend rights and rights upon liquidation, dissolution or winding up. As of June 30, 2015, there was approximately $87,500,000 in aggregate liquidation preference of Gramercy's 7.125% Series B Cumulative Redeemable Preferred Stock outstanding. For more information regarding the Chambers preferred shares see "Description of Shares—Chambers Preferred Shares."

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

10.1

Agreement and Plan of Merger, dated as of July 1, 2015, by and among Chambers Street Property, Columbus Merger Sub, LLC and Gramercy Property Trust Inc., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.2

Letter Agreement, dated July 1, 2015, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Gordon DuGan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.3

Letter Agreement, dated July 1, 2015, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Benjamin Harris, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.4

Letter Agreement, dated July 1, 2015, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Jon Clark, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.5

Letter Agreement, dated July 1, 2015, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Edward Matey Jr., incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.6

Incremental Amendment to Revolving Credit and Term Loan Agreement, dated as of July 17, 2015, by and among GPT Property Trust LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, filed herewith.

10.7

Amendment No. 4 to Revolving Credit and Term Loan Agreement, dated as of July 28, 2015, by and among GPT Property Trust LP, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, filed herewith.

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

GRAMERCY PROPERTY TRUST INC.

Dated: November 5, 2015	By:	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)